Form 10QSB
period 2006-05-31
Regal Rock, Inc.
filed 2006-08-11
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended May 31, 2006.

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period           to

            Commission File Number   333-134536

                                  Regal Rock, Inc.
              ___________________________________________________
        (Exact name of Small Business Issuer as specified in its charter)

             Nevada                                        Pending

(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)
#41 - 3960 Canada Way,
Burnaby, British Columbia
Canada  V5G 1G7


#41 - 3960 Canada Way
Burnaby, British Columbia, Canada			V5G 1G7

(Address of principal executive offices)            (Postal or Zip Code)


Issuer's telephone number, including area code:         604-377-8758



         301 Maude Street, Suite 501A, Port Moody, B.C., Canada, V3H 5B1

		(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  [  ]   No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [   ]   No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,230,000 shares of common stock with par value of $0.001 per share outstanding as of August 9, 2006.

                                REGAL ROCK, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  May 31, 2006

                             (Stated in US Dollars)

                                  (Unaudited)

REGAL ROCK, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
(EXPRESSED IN US DOLLARS)


                                                                                         May 31,     February 28,
                                                                                         2006        2006
                                    ASSETS                                               (Unaudited) (Audited)
CURRENT ASSETS
          Cash                                                                      $    21,358       $        26,773


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
          Accounts payable and accrued liabilities                                 $       1,500      $        5,000

STOCKHOLDERS' EQUITY
          Capital stock (Note 3)
            Authorized: 75,000,000 common shares, par value $0.001 per share
            Issued and outstanding:  8,230,000 common shares
	    (February 28, 2006 - 8,205,000)			      		           8,230                 8,205
           Additional paid in capital                                                     29,870                25,895
           Share subscriptions receivable                                                      -                 (750)
           Deficit accumulated during the development stage                              (18,242)             (11,577)
TOTAL STOCKHOLDERS' EQUITY                                                                19,858                21,773
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $       21,358      $         26,773

          Nature and Continuance of Operations (Note 1)


The accompanying notes are an integral part of these interim financial statements.



REGAL ROCK, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                               			 July 1, 2005
							Three months ended	 (date of inception) to
							May 31, 2006  		 May 31, 2006
GENERAL AND ADMINISTRATIVE EXPENSES

                    Bank charges and interests 		$          135   	$      203
                    Management fees (Note 5)                     1,500               3,500
                    Professional fees                            5,030              10,030
                    Travel and promotion                             -               4,509

  Total general and administrative expenses                      6,665              18,242

  Net loss for the period                      		$       (6,665)   	$  (18,242)

                                               		$        (0.00)
  Basic loss per share

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                     8,229,941
OUTSTANDING


 The accompanying notes are an integral part of these interim financial statements.


REGAL ROCK, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                        Number of    	      Additional    Share           Deficit Accumulated
                                        Common       Par      Paid-in       Subscriptions   During the
                                        Shares       Value    Capital       Receivable	    Development Stage	    Total

July 1, 2005 (date of inception)
  Subscribed for cash                   5,000,000 $5,000    $          -           $            $          -        $
                                                                                   -                                   5,000
August 1,2005 @ 0.001
  Subscribed for cash                   1,600,000  1,600               -           -                       -           1,600
September 12, 2005 @ 0.001
  Subscribed for cash                   1,500,000  1,500          13,500           -                       -          15,000
February 27, 2006 @ 0.01
  Subscribed for cash @ 0.10              105,000    105          10,395           -                       -          10,500

Donated services                                -      -           2,000           -                       -           2,000

Share subscriptions                             -      -               -        (750)                      -            (750)
receivable

Loss for the period                             -      -               -           -                 (11,577)        (11,577)

Balance, February 28,                   8,205,000 $8,205         $25,895    $  (750)            $    (11,577)       $ 21,773
2006 (Audited)

Share subscriptions
receivable                          		-      -               -         750			   -		 750



Subscribed for cash @ 0.10	           25,000     25           2,475           -                       -           2,500

Donated services                                -      -           1,500           -                       -           1,500

Net Loss                                        -      -               -           -                  (6,665)         (6,665)


Balance, May 31, 2006                   8,230,000 $8,230         $29,870   $       -           $      18,242       $  19,858
(Unaudited)

The accompanying notes are an integral part of these interim financial statements.


REGAL ROCK, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                           Three month                  July 1, 2005 (date
                                                                           period ended 	        of inception) to
                                                                           May 31, 2006                 May 31, 2006

      CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                            $    (6,665)                $   (18,242)

        Non-cash operating activities
          Donated services                                                       1,500                       3,500
          Increase (decrease) in accounts payable and accrued                   (3,500)                      1,500
          liabilities
      Net cash used in operating activities                                     (8,665)                    (13,242)

      CASH FLOWS FROM FINANCING ACTIVITIES
        Shares subscribed for cash                                               3,250                      34,600
      Net cash provided by financing activities                                  3,250                      34,600

Increase (decrease) in cash                                                     (5,415)                     21,358
Cash, beginning of the period                                                   26,773                           -
Cash, end of the period                                                    $    21,358                $     21,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
      Interest                                                             $         -                $          -
      Income taxes                                                         $         -                $          -



The accompanying notes are an integral part of these interim financial statements.


REGAL ROCK, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2006
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

NOTE 1.NATURE AND CONTINUANCE OF OPERATIONS

       Regal Rock, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 1, 2005. The Company is in the business of marketing and distribution. The Company is considered to be a development stage company and has not generated any revenues from operations.

       On February 8, 2006, the Company entered a distribution agreement whereby the Company will market and distribute certain wood flooring products manufactured by Shaowau Yuxing Bamboo Products Co., Ltd. in the People's Republic of China.

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2006, the Company has a working capital of $19,858, has not yet achieved profitable operations and has accumulated a deficit of $18,242 since inception. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include
       any   adjustments  to  the  amounts  and  classification  of  assets  and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year.

       UNAUDITED INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended February 28, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.

REGAL ROCK, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2006
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION
       The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.
       The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

       ORGANIZATIONAL AND START-UP COSTS
       Costs of start-up activities, including organizational costs, are expensed as incurred.

       DEVELOPMENT STAGE COMPANY
       The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations.

       USE OF ESTIMATES
       The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

       FINANCIAL INSTRUMENTS
       The Company's financial instruments consist of cash and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

       INCOME TAXES
       The Company has adopted Statements of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

REGAL ROCK, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2006
(EXPRESSED IN US DOLLARS)
(UNAUDITED)



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

       LOSS PER SHARE
       In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

       STOCK-BASED COMPENSATION
       In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R from date of inception.

       The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the
       estimated  fair  market  value  of the   consideration  received  or  the

REGAL ROCK, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2006
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

       STOCK-BASED COMPENSATION (CONT'D)
       estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

       The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

       RECENT ACCOUNTING PRONOUNCEMENTS
       In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

       In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

REGAL ROCK, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2006
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

NOTE 3.CAPITAL STOCK

       In March 2006, the Company issued 25,000 shares of common stock at a price of $0.10 per share, for total proceeds of $2,500. During the period ended February 28, 2006, the Company issued 8,205,000 shares of common stock, of which 5,000,000 were issued to directors of the Company, for total proceeds of $32,100, of which $750 was recorded as a subscription receivable at February 28, 2006, and received subsequent to February 28, 2006.

       COMMON SHARES
       The common shares of the Company are all of the same class, and are non-voting.

       ADDITIONAL PAID-IN CAPITAL
       The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

NOTE 4. INCOME TAXES

       At May 31, 2006, the Company has accumulated non-capital losses totaling approximately $18,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

NOTE 5.RELATED PARTY TRANSACTION

       The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for management fees, commencing November 1, 2005, valued at $500 per month, as follows:

                Three months ended May 31, 2006 July 1, 2005
		(date of inception) to May 31, 2005

Management fees   $  1,500        $  2,000

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

We will rely upon the stability of the North American retail sales market for the success of our business plan. Future downturns in new residential construction and home improvement activity may result in intense price competition among building materials suppliers, which may adversely affect our intended business.

Our products are used principally in new residential construction and in home improvement, remodelling and repair work. The residential building materials distribution industry is characterized by its substantial size, its highly fragmented ownership structure and an increasingly competitive environment. The industry can be broken into two categories: (i) new construction and (ii) home repair and remodelling. We sell to customers in both categories.

Residential construction activity for both new construction and repair and remodelling is closely linked to a variety of factors affected by general economic conditions, including employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood products, regional demographics and consumer confidence.

The residential building materials distribution industry has undergone significant changes over the last three decades. Prior to the 1970s, residential building products were distributed almost exclusively by local dealers, such as lumberyards and hardware stores. These channels served both the retail consumer and the professional builder. These dealers generally purchased their products from wholesale distributors and sold building products directly to homeowners, contractors and homebuilders. In the late 1970s and 1980s, substantial changes began to occur in the retail distribution of building products. The introduction of the mass retail, big box format by The Home Depot began to alter this distribution channel, particularly in metropolitan markets. They began to alter this distribution channel by selling a broad range of competitively priced building materials to the homeowner and small home improvement contractor.

Our plan of operation for the twelve months following the date of this report is to enter into distribution agreements with flooring distributors and retail stores, providing for the sale of our bamboo flooring.

We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of flooring, such as Home Depot. These businesses sell more flooring, have a greater budget for in-stock inventory and tend to purchase a more diverse assortment of flooring. By late 2006 and 2007, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of flooring. Any relationship we arrange with retailers for the wholesale distribution of our flooring will be non-exclusive. Accordingly, we will compete with other flooring vendors for positioning of our products in retail space.

Even if we are able to receive an order commitment, some larger chains will only pay cash on delivery and will not advance deposits against orders. Such a policy may place a financial burden on us and, as a result, we may not be able to deliver the order. Other retailers may only pay us 30 or 60 days after delivery, creating an additional financial burden.

We intend to retain one full-time sales person in the next six months, as well as an additional full-time sales person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commission based upon bamboo flooring sales they arrange. We expect to pay each sales person 12% to 15% of the net profit we realize from such sales.

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:                            $20,000
General administrative costs:               $10,000

Total:                                      $30,000

In addition, we anticipate spending an additional $10,000 on administrative fees. Total expenditures over the next 12 months are therefore expected to be $40,000.

While we have sufficient funds on hand to commence business operations, our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

Our ability to generate sufficient cash to support our operations will be based upon our sales staff's ability to generate bamboo flooring sales. We expect to accomplish this by securing a significant number of agreements with large and small retailers and by retaining suitable salespersons with experience in the retail sales sector.

RESULTS OF OPERATIONS FOR PERIOD ENDING MAY 31, 2006

We did not earn any revenues in the three-month period ended May 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Raven property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $6,665 in the three-month period ended May 31, 2006. These operating expenses were comprised of $5,030 in professional fees, $1,500 in the recorded value of donated management fees, and $135 in bank charges and interests.

At May 31, 2006, we had assets of $21,358 consisting entirely of cash and liabilities of $1,500 consisting of accounts payable and accrued liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2006. This evaluation was conducted by Bruce Biles, our chief executive officer and Wu Chih Chun, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, Bruce Biles, our chief executive officer and Wu Chih Chun, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

          PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2006


Regal Rock, Inc.


/s/ Bruce Biles
------------------------------
Bruce Biles, President