Form 10QSB
period 2006-08-31
Regal Rock, Inc.
filed 2006-10-16
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

[ X ] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
      Exchange Act of 1934

      For the period ended August 31, 2006

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





                                       N/A

		(Former name, former address and former fiscal year,
			if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   Yes  [ X ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined  in
Rule 12b-2 of the Exchange Act).    Yes  [   ]   No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,230,000 shares of common stock with par value of $0.001 per share outstanding as of October 13, 2006.

                                REGAL ROCK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                AUGUST 31, 2006

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)


















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

REGAL ROCK, INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)


                                                                         (Unaudited)              (Audited)
                                                                          August 31,           February 28,
                                                                                2006                   2006




ASSETS

CURRENT
  Cash                                                        $           9,066      $          26,773

  Total current assets                                                    9,066                 26,773

Equipment (Note 3)                                                        1,110                      -

TOTAL ASSETS                                                  $          10,176      $          26,773



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                    $               -      $           5,000

  Total current liabilities                                                   -                  5,000

STOCKHOLDERS' EQUITY
  Common stock (Note 4)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,230,000 (February 28, 2006 - 8,205,000) common shares             8,230                  8,205
  Additional paid-in capital                                             26,370                 23,895
  Share subscriptions receivable                                              -                   (750)
  Donated capital (Note 5)                                                5,000                  2,000
  Deficit accumulated during the development stage                      (29,424)               (11,577)

  Total stockholders' equity                                             10,176                 21,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          10,176      $          26,773

Nature and continuance of operations (Note 1)






     The accompanying notes are an integral part of these interim financial statements

REGAL ROCK, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)


                                                                 July 1, 2005 	     				 July 1, 2005
                                                                 (Date of 	   Three month	   Six month	 (Date of
                                                                 Inception)    	   period ended	   period ended	 Inception) to
                                                                 to August 31,     August 31,	   August 31,    August 31,
							         2005		   2006		   2006		 2006



ADMINISTRATION EXPENSES
  Amortization                                                $            -     $        -       $     26       $           26
  Bank charges and interest                                                -             49            184		    252
  Filing and transfer agent fees                                           -          1,000          1,000                1,000
  Management fees (Note 5)                                                 -          1,500          3,000                5,000
  Office and general                                                       -            116            116                  116
  Professional fees                                                        -          5,891         10,921	  	 15,921
  Travel and promotion                                                     -          2,600          2,600                7,109
  Professional fees


LOSS FOR THE PERIOD                                           $            -     $ (11,156)       $(17,847)      $     (29,424)


BASIC AND DILUTED LOSS PER SHARE                              $            -     $   (0.00)       $ (0.00)


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
SHARES OUTSTANDING                                                         -       8,215,205      8,215,205























     The accompanying notes are an integral part of these interim financial statements

REGAL ROCK, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)
(Unaudited)


---


                  Common Shares

                                                                           Additional  Donated            Share     Deficit    Total
                                                        Number     Amount     Paid-in  Capital    Subscriptions Accumulated
                                                                              Capital                Receivable  During the
                                                                                                                Development
                                                                                                                      Stage


BALANCE, July 1, 2005 (date of Inception)             5,000,000   $5,000    $    -     $    -    $         -    $      -    $ 5,000

Common stock issued for cash at $0.001 per share,
August 1, 2005                                        1,600,000      1,600      -          -               -           -      1,600



Common stock issued for cash at $0.01 per share,
September 12, 2005                                    1,500,000      1,500   13,500        -               -           -     15,000


Common stock issued for cash at $0.10 per share,
February 27, 2006                                      105,000         105   10,395        -               -           -     10,500


Donated capital                                              -           -        -     2,000              -	       -      2,000

Share subscriptions receivable                               -           -        -        -            (750)	       -       (750)

Loss for the period                                          -           -        -        -               -     (11,577)   (11,750)

BALANCE, February 28, 2006                            8,205,000      8,205    23,895   2,000            (750)    (11,577)    21,773

Common stock issued for cash at $0.10 per share,
March 4, 2006                                            25,000         25     2,475       -               -           -     2,500


Donated capital						     -		 -	  -	   -	       2,000	       -     2,000

Share subscriptions receivable                               -           -        -        -             750	       -       750

Loss for the period                                          -           -        -        -               -     (17,847)  (17,847)


BALANCE, August 31, 2006                              8,230,000  $   8,230  $ 26,370 $ 5,000      $        -  $  (29,424) $ 10,176

     The accompanying notes are an integral part of these interim financial statements

REGAL ROCK, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Stated in US Dollars)


                  					 July 1, 2005       Six month           July 1, 2005
                 					 (Date of           period              (Date of
                 					 Inception)         ended         	Inception)
                 					 to August 31,      August 31,          to August 31,
                  					     2005             2006		    2006
CASH FLOWS FROM OPERATING ACTIVITIES

Loss for the Period					$	0	$	(17,847)	$	(29,424)

Adjustments to reconcile net loss to net
cash used by operating activities
	Amortization						-		     26			     26
	Donated Services					-		  3,000			  3,000
	Decrease in accounts payable and accrued   		-		  5,000			      -
	liabilities

Net cash used in operating activities				-	         19,821			 24,398

CASH FLOWS FROM INVESTING ACTIVITIES
	Acquisition of equipment				-		 (1,136)		 (1,136)

	Net cash used in investing activities


CASH FLOWS FROM FINANCING ACTIVITIES
	Share subscriptions receivable				-		    750			      -
	Issuance of common shares				-		  2,500			 34,600

	Net cash provided by financing activities		-		  3,250			 34,600


Increase (decrease) in cash during the period			-		(17,707)		  9,066

Cash beginning of period					-		 26,773			      -

Cash end of period					$		$	  9,066		$	  9,066
Supplemental disclosure of cash flow information:
Cash paid during the period for:
	Interest					$	-	$	      -		$	      -
	Income taxes					$	-	$	      -		$	      -







     The accompanying notes are an integral part of these interim financial statements

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006



1.NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on July 1, 2005. The Company is in the business of marketing and distribution. The Company is considered to be a development stage company and has not generated any revenues from operations.

On February 8, 2006, the Company entered into a distribution agreement whereby the Company will market and distribute certain wood flooring products manufactured by Shaowau Yuxing Bamboo Products Co., Ltd. in the People's Republic of China.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2006, the Company has not yet achieved profitable operations and has accumulated a deficit of $29,424. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended February 28, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.


2.      SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs
Costs of start-up activities, including organizational costs, are expensed as incurred.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006



2.SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

Equipment

Equipment consists of computer equipment, which is recorded at cost and is depreciated using the declining balance method at a rate of 30% per annum.

Financial Instrument

The fair value of the Company's financial instrument which consists of cash approximates its carrying value based upon the immediate or short-term maturity of this instrument. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial statement.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are
translated   at  average  rates  of  exchange  during  the  year.   Related
translation  adjustments   are   reported   as   a  separate  component  of
stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2006, the Company had no dilutive financial instruments, as a result diluted loss per share is equal to basic loss per share.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006



2.SIGNIFICANT ACOUNTING POLICIES (CONT'D{ellipsis})

Stock-based Compensation (cont'd{ellipsis}) adopted SFAS No. 123R on February 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.


3.EQUIPMENT

                     	Accumulated     August 31, 2006    February 28, 2006
                Cost    Amortization	Net Book	   Net Book
\                                	Value (Unaudited)  Value

    $          1,136    $      26       $      1,110       $      -


4.      COMMON STOCK

During the period ended February 28, 2006, the Company issued 8,205,000 shares of common stock, of which 5,000,000 were issued to directors of the Company, for total proceeds of $32,100, of which $750 was received subsequent to February 28, 2006.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006



4.      COMMON STOCK

On March 4, 2006, the Company issued 25,000 shares of common stock at a price of $0.10 per share for total proceeds of $2,500.

COMMON SHARES

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

ADDITIONAL PAID-IN CAPITAL

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.


5.DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for management fees, commencing November 1, 2005, valued at $500 per month, as follows:

                Six months ended            July 1, 2005
                August 31, 2006             (Date  of Inception)
					    to August 31, 2005

Management fees $      3,000                $      5,000


6.    INCOME TAXES

At August 31, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $29,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

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

We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of flooring such as Home

Depot. These businesses sell more flooring, have a greater budget for in-stock inventory and tend to purchase a more diverse assortment of flooring. By 2007, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of flooring.
Any relationship we arrange with retailers for the wholesale distribution of our flooring will be non-exclusive. Accordingly, we will compete with other flooring vendors for positioning of our products in retail space.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING AUGUST 31, 2006

We did not earn any revenues in the six-month period ended August 31, 2006. During the same period, we incurred operating expenses of $11,156 consisting of professional fees of $5,891, travel and promotion costs of $2,600, management fees of $1,500, filing and transfer agent fees of $1,000, office expenses of $116 and bank charges and interest of $49.

At August 31, 2006, we had assets of $10,176 consisting of $9,066 in cash and a computer recorded at $1,110. We did not have any liabilities as of August 31, 2006.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2006. This evaluation was conducted by Bruce Biles, our chief executive officer and Wu Chih Chun, our principal accounting officer.

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

October 13, 2006


Regal Rock, Inc.


/s/ Bruce Biles
------------------------------
Bruce Biles, President