Form 10QSB
period 2006-11-30
Regal Rock, Inc.
filed 2007-01-12
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

[ X ] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
      Exchange Act of 1934

      For the period ended November 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined  in
Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,230,000 shares of common stock with par value of $0.001 per share outstanding as of January 11, 2007.

                                REGAL ROCK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                               NOVEMBER 30, 2006

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)


















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

REGAL ROCK, INC.
(A Development Stage Company)
BALANCE SHEETS




                                                                        November 30,           February 28,
                                                                                2006                   2006
									 (Unaudited)              (Audited)




ASSETS

CURRENT
  Cash                                                        $           6,715      $          26,773

  Total current assets                                                    6,715                 26,773

Equipment (Note 2)                                                        1,067                      -

TOTAL ASSETS                                                  $           7,782      $          26,773



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                    $               -      $           5,000

  Total current liabilities                                                   -                  5,000

STOCKHOLDERS' EQUITY
  Common stock (Note 3)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,230,000 (February 28, 2006 - 8,205,000) common shares              8,230                 8,205
  Additional paid-in capital                                              26,370                23,895
  Share subscriptions receivable                                               -                  (750)
  Donated capital (Note 4)                                                 6,500                 2,000
  Deficit accumulated during the development stage                       (33,318)              (11,577)

  Total stockholders' equity                                               7,782                21,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $            7,782      $         26,773

Nature and continuance of operations (Note 1)






     The accompanying notes are an integral part of these interim financial statements

REGAL ROCK, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)


                                                                  Three             Three      Nine	    July 1,	    July 1,
                                                                  month             month     month            2005            2005
                                                                 period            period    period        (Date of        (Date of
								  ended             ended     ended   Inception) to   Inception) to
                                                               November          November  November	   November        November
                                                                   30,                30,       30,		30,	        30,
                                                                  2006               2005      2006	       2005	       2006



ADMINISTRATION EXPENSES
 Amortization  					               $      43	$       -      $     69   $  	 -	$       69
 Bank charges and interest                                            19               46	    203	        46  	       271
 Filing and transfer agent fees                                        -                -         1,000          -	     1,000
 Management fees (Note 5)                                          1,500                -         4,500          - 	     6,500
 Office and general                                                    -                -           116          -   	       116
 Professional fees                                                 2,332                -        13,253          -	    18,253
 Travel and promotion                                                  -            2,800         2,600      2,800	     7,109

LOSS FOR THE PERIOD                                            $ ( 3,894) 	$  (2,864)     $(21,741)  $ (2,864)	$  (33,318)


BASIC AND DILUTED LOSS PER SHARE                               $       - 	$   (0.00)     $  (0.00)  $  (0.00)


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
SHARES OUTSTANDING                                             8,229,941        8,100,000     8,229,941   8,100,000























     The accompanying notes are an integral part of these interim financial statements

REGAL ROCK, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)


                  					 Nine month   	   July 1, 2005       July 1, 2005
                 					 period            (Date of           (Date of
                 					 ended         	   Inception)	      Inception)
							 November 30,      to November 30,    to November 30,
                  					 2005          	   2005		      2006
CASH FLOWS FROM OPERATING ACTIVITIES

Loss for the Period					$	(21,741)    $  (2,864)		$   (33,318)

Adjustments to reconcile net loss to net
cash used by operating activities
	Amortization						     69		    -	    		 69
	Donated Services					  4,500		    -	  	      6,500
	Decrease in accounts payable and accrued   		 (5,000)	    -     		  -
	liabilities

Net cash used in operating activities			        (22,172)    $	(2,864)		    (26,749)

CASH FLOWS FROM INVESTING ACTIVITIES
	Acquisition of equipment				 (1,136)	     -	 	     (1,136)

	Net cash used in investing activities			 (1,136)	     - 	             (1,136)


CASH FLOWS FROM FINANCING ACTIVITIES
	Share subscriptions receivable				    750		     -      	          -
	Issuance of common shares				  2,500		15,000      	     34,600

	Net cash provided by financing activities		  3,250		15,000	 	     34,600


Increase (decrease) in cash during the period			(20,058)	12,136	  	      6,715

Cash beginning of period					 26,773		     -      		  -

Cash end of period					$	  6,715	   $	12,136 		$     6,715
Supplemental disclosure of cash flow information:
Cash paid during the period for:
	Interest					$	-	   $	      -		$         -
	Income taxes					$	-	   $	      -		$	  -







     The accompanying notes are an integral part of these interim financial statements

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2006, the Company has not yet achieved profitable operations and has accumulated a deficit of $33,318. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended February 28, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.
Operating results for the period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.

2.       EQUIPMENT


                           Accumulated     November 30, 2006           February 28, 2006
                Cost      Amortization     Net Book Value (Unaudited)  Net Book Value

    $          1,136       $       69      $        1,067              $          -

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

3.COMMON STOCK

During the period ended February 28, 2006, the Company issued 8,205,000 shares of common stock, of which 5,000,000 were issued to directors of the Company, for total proceeds of $32,100, of which $750 was received subsequent to February 28, 2006.

During the period ended November 30, 2006, the Company issued 25,000 shares of common stock at a price of $0.10 per share for total proceeds of $2,500.

At November 30, 2006 there were no  outstanding stock options or warrants.

4.RELATED PARTY TRANSACTIONS

The  Company  records  transactions  with  related  parties   at   exchange
amounts, which is the amount agreed between the parties. The Company recognized donated services to directors of the Company for management fees, commencing November 1, 2005, valued at $500 per month, as follows:

                Nine months ended         July 1, 2005
                November 30, 2006         (Date  of  Inception)
					  to November 30, 2005

Management fees    $     4,500            $       -


5.INCOME TAXES

At November 30, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $33,000, which is available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

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

We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of flooring, such as Home Depot. These businesses sell more flooring, have a greater budget for in-stock inventory and tend to purchase a more diverse assortment of flooring. In 2007, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of flooring.
Any relationship we arrange with retailers for the wholesale distribution of our flooring will be non-exclusive. Accordingly, we will compete with other flooring vendors for positioning of our products in retail space.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING NOVEMBER 30, 2006

We did not earn any revenues in the nine-month period ended November 30, 2006. During the same period, we incurred operating expenses of $21,741 consisting of professional fees of $13,253, travel and promotion costs of $2,600, management fees of $4,500, filing and transfer agent fees of $1,000, office expenses of $116 and bank charges and interest of $203.

At November 30, 2006, we had assets of $7,782 consisting of $6,715 in cash and equipment of $1,067. We did not have any liabilities as of August 31,2006.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated  the  effectiveness of our disclosure controls and procedures as of
November 30, 2006.   This  evaluation  was  conducted  by Bruce Biles, our chief executive officer and Wu Chih Chun, our principal accounting officer.

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

Janury 11, 2007


Regal Rock, Inc.


/s/ Bruce Biles
------------------------------
Bruce Biles, President