Form 10QSB/A
period 2006-05-31
Regal Rock, Inc.
filed 2007-01-29
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB /A

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,230,000 shares of common stock with par value of $0.001 per share outstanding as of January 29, 2007.

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

 January 29, 2007

Regal Rock, Inc.


/s/ Bruce Biles
------------------------------
Bruce Biles, President