Form 10KSB
period 2007-02-28
Regal Rock, Inc.
filed 2007-05-29
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

      [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 28, 2007

      [    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-134536


                                REGAL ROCK, INC.
                 (Name of small business issuer in its charter)


             Nevada                          Applied For
 (State or other jurisdiction of (I.R.S. Employer Identification No.) Incorporation or organization)


                              #41-3960 Canada Way
                   Burnaby, British Columbia, Canada, V5G 1G7
                    (Address of principal executive offices)

                                 (604) 377-8758
                           Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

            Title of each class                  Name of each exchange on which
            to be so registered                  each class is to be registered

            None                                 None

Securities to be registered pursuant to Section 12(g) of the Act:


                                  Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

               Yes      X                                No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                Yes      X                               No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes      X                               No _____


State issuer's revenues for its most recent fiscal year:      Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$2,057,500 as at May 25, 2007 based on the average bid price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              8,230,000 shares of common stock as at May 25, 2007

                               TABLE OF CONTENTS

                                                                            PAGE

ITEM 1:  DESCRIPTION OF BUSINESS...............................................4

ITEM 2:  DESCRIPTION OF PROPERTY..............................................10

ITEM 3:  LEGAL PROCEEDINGS....................................................10

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

ITEM 7:  FINANCIAL STATEMENTS.................................................12

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                 FINANCIAL DISCLOSURES........................................23

ITEM 8A:  CONTROLS AND PROCEDURES.............................................23


ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........23

ITEM 10:  EXECUTIVE COMPENSATION..............................................25

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......25

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25

ITEM 13:  EXHIBITS AND REPORTS................................................26

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVCES...............................26

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

IN GENERAL

We have commenced operations as a distributor of bamboo wood flooring products focused on opportunities created by demand in new residential construction and home improvement activity in North America. However, there is no assurance that our current business model is commercially and economically viable. Further marketing of the product in a broader distribution network will be required before a final evaluation as to the economic feasibility of the Company's business model is determined. Economic feasibility refers to the ability of an enterprise to conduct its business operations in a profitable and cash-flow positive manner.

We are engaged in the marketing and distribution of bamboo flooring to the general public throughout North America. We are engaged in a marketing and sales distribution agreement with a Chinese supplier for the sales and distribution of various types of bamboo flooring products in North America.

We are also continuing to review other potential acquisitions of and sales and distribution arrangements with companies involved in the wholesale and manufacturing sectors. We are currently in the process of completing due diligence investigations of various opportunities in the real estate, rsource and biotechnology sectors.

We will rely upon the stability of the North American retail sales market for the success of our business plan. Future downturns in new residential construction and home improvement activity may result in intense price competition among building materials suppliers, which may adversely affect our intended business.

Our plan of operation is to enter into distribution agreements with flooring distributors and retail stores, providing for the sale of our bamboo flooring. We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of flooring, such as Home Depot. These businesses sell more flooring, have a greater budget for in-stock inventory and tend to purchase a more diverse assortment of flooring. In 2007, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of flooring. Any relationship we arrange with retailers for the wholesale distribution of our flooring will be non-exclusive. Accordingly, we will compete with other flooring vendors for positioning of our products in retail space.

To date, we have primarily been involved in organizational activities and the initial marketing of bamboo flooring. We intend to retain one full-time sales person in the next six months, as well as an additional full-time sales person in the six months thereafter. These individuals will be independent contractors compensated solely in the form of commission based upon bamboo flooring sales they arrange. We expect to pay each sales person 12% to 15% of the net profit we realize from such sales.

Even if we are able to receive order commitment from larger clients, some larger chains will only pay cash on delivery and will not advance deposits against orders. Such a policy may place a financial burden on us and, as a result, we may not be able to deliver the order. Other retailers may only pay us 30 or 60 days after delivery, creating an additional financial burden.

Although the wood flooring market is mature in North America, our bamboo flooring product line might not gain acceptance in the North American market.

BAMBOO FLOORING MARKET

Bamboo has been cultivated for more than 4,000 years in China. It has been used in everyday life in Asia for centuries. Bamboo is a food, a "paper like" medium for messaging, art works, utensils, furniture, vessels, decoration and more recently, as building materials including, flooring, veneer and paneling, decorative moldings, wall coverings, pallets and shipping crates.

Bamboo is the fastest growing wood fiber plant and grows one third faster than the fastest growing tree. Some species can grow up to one meter per day. It also has greater strength, flexibility and endurance than many wood products. With a maturity time of between four to five years, as opposed to decades required for the maturity of other popular hardwoods like oak, cherry and maple, bamboo products have increasingly gained market share vis-a-vis other wood products.

China has more than 1.6 million square miles of bamboo under cultivation. Bamboo plants grow to 40 feet in height, are a major carbon dioxide converter and have no known natural enemies. A typical bamboo section has a tensile strength of 28,000 per square inch compared to 23,000 for steel.


There are over 1,000 species of bamboo. Some grow taller, wider and harder than others and these plants are found in east central China. The bamboo plant varies in hardness from top to bottom. The bottom, 15% to 20% of the plant, is the hardest portion used for flooring. In a fully grown bamboo plant, this can amount to 10 feet. Planks from this section are very dense, practical and ideal for flooring.


Bamboo flooring, while recent to North America, has been used in the Orient for centuries. Its popularity in North America has been growing for the past decade due to the unique look of bamboo, its strength, hardness and durability. Most west coast carpet and hardwood companies in North America now carry bamboo flooring as part of their product line.


Bamboo flooring is comprised of continuous strips of bamboo that are milled from the hardest portion of the plant. After the bamboo is harvested, it is boiled in a processing solution to remove any sugars and/or insects. The bamboo strips are then kiln dried to 6% moisture content. They are then glued and processed into bales. The bales are then placed in a heavy metal casing, where they harden and dry. When the bales are removed from the metal case, the solid logs of bamboo are then sliced into blanks and milled like traditional hardwood.

AGREEMENT WITH OUR SUPPLIER

Our supplier, Shaowau Yuxing Bamboo Products Co., Ltd. ("Shaowau") is a manufacturer and distributor of certain wood flooring Products in the People's Republic of China, including the Special Administrative Region of Hong Kong. We are in the business of marketing and distributing items to the general public.

By a Marketing and Sales Distribution Agreement dated February 8, 2006, Shaowau has agreed to manufacture certain types of bamboo flooring products and fulfill our written purchase orders for these products in a timely manner. The primary list of bamboo floor products and there prices are as follows:

Description                    Type    Price (FOB US$/m 2)  Packing

 a. 960x96x15 mm       horizontal pressed      $14        24 planks per carton
-pre-finished w/ Germancarbonized/natural                 gross weight 26 kg
Lacquer and T&G           color                           and 2.21 m 2

b. 960x96x15 mm        vertical pressed        $14.5      24 planks per carton
-pre-finished w/ Germancarbonized/natural                 gross weight 26 kg
Lacquer and T&G           color                           and 2.21 m 2

c. 1860x96x15 mm       horizontal pressed      $14.5      12 planks per carton
-pre-finished w/ Germancarbonized/natural                 gross weight 25 kg
Lacquer and T&G           color                           and 2.14 m 2

d. 1860x96x15 mm       vertical pressed        $15        12 planks per carton
-pre-finished w/ Germancarbonized/natural                 gross weight 25 kg

Lacquer and T&G           color                           and 2.14 m 2

The agreement with Shaowau also contains the following material terms:

1.We and our assigns may use the marketing information that Shaowau provides us in all of our marketing and distribution efforts to sell the bamboo flooring products. We agree not to make any marketing claims in regard to the products that are not supported by the information supplied by Shaowau.

2.From time to time, Shaowau can make reasonable adjustment to the price of the bamboo flooring products by giving us written notification of such product price amendments.

3. Although the price list noted above acts as a guide for purchases made by us, discounts can be negotiated between both parties on any singular product purchase order submitted to Shaowau, including the purchase of bamboo flooring products from a manufacturing overrun situation.

4. We agree to pay the price of product purchases by letter of credit or wire transfer prior to product shipment. We are also responsible for all related shipping costs, unless other arrangements have been expressly made.

5. The agreement can be terminated upon 60 days' written notice by either party. Notwithstanding this provision, we or our assigns will be permitted to sell, market, and distribute all bamboo flooring products that have been ordered from Shaowau, or are in our or our assigns' possession at termination.

6. There are no set minimum quota requirements for product sales under the agreement in the first year. Shaowau will be obligated to assist in the completion of each sales order on a case-by-base basis, regardless of quantity. Following the first year of the agreement, both parties will review sales activities during the prior year and re-visit this provision of the contract.

SALES AND MARKETING STRATEGY

We intend to rely on sales representatives to market our bamboo flooring products. Initially, this marketing will be conducted by our directors: Bruce Biles and Wu Chih Chun. We intend to focus on direct marketing efforts whereby our representatives will directly contact:

* distributors that are responsible for marketing and selling flooring to flooring stores; and

*       retail outlets such as department and home restoration stores.

These distributors and stores will be  asked  to sell our products to consumers.
We will provide them with flooring inventory at  wholesale  prices.   They  will
then sell them to consumers at retail prices, which are typically 10% higher.

We intend to contact as many retail chains and flooring stores as we can in order to market our bamboo flooring. We initially intend to focus our marketing efforts on larger home restoration stores that have a high volume of customer traffic.

COMPLIANCE WITH GOVERNMENT REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business.

EMPLOYEES

We have no employees as of the date of this annual report other than our two directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.

Our  business  plan  calls for ongoing expenses in connection with the marketing
and  sales  of  bamboo flooring.   We  have  not  generated  any  revenue   from
operations to date.

At February 28, 2007, we had cash on hand of $3,571 and we have accumulated a deficit of $50,595 in business development and administrative expenses during the most recent fiscal year. At this rate, we expect that we will only be able to continue operations for six months without additional funding. We anticipate that additional funding will be needed for general administrative expenses and marketing costs.

In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on July 1, 2005 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this prospectus and have incurred total losses of $62,172 from our incorporation to February 28, 2007.

Accordingly, you cannot evaluate our business, and therefore our future prospects, due to a lack of operating history. To date, our business development activities have consisted solely of negotiating and executing a marketing and sales distribution agreement with Shaowaua, a private Chinese company that manufactures bamboo flooring products, and initial marketing of bamboo floor products. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our business condition, as indicated in our independent accountant's audit report, raises substantial doubt as to our continuance as a going concern. To date, we have completed only part of our business plan and we can provide no assurance that we will be able to generate enough revenue from our cash transaction processing business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN THE BAMBOO FLOORING BUSINESS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Neither of our directors has any technical training or experience in the flooring business. In addition, we do not have any employees with experience in this business sector. As a result, we may not be able to recognize and take advantage of product and market trends in the sector and we may be unable to accurately predict consumer demand. As well, our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

BECAUSE OUR DIRECTORS AND OFFICERS COLLECTIVELY OWN 60.75% OF OUR OUTSTANDING COMMON STOCK, THEY WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Bruce Biles and Ms. Wu Chih Chun, our directors, collectively own approximately 60.75% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these individuals may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

OUR SALES AND PROFITABILITY DEPEND SIGNIFICANTLY ON NEW RESIDENTIAL CONSTRUCTION AND HOME IMPROVEMENT ACTIVITY.

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood products, regional demographics and consumer confidence. Future downturns in the markets that we serve or in the economy generally could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect our gross margins.

THE INDUSTRY IN WHICH WE COMPETE IS HIGHLY CYCLICAL, AND ANY DOWNTURN RESULTING IN LOWER DEMAND OR INCREASED SUPPLY COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, levels of new construction, home improvement and remodeling activity, interest rates, weather and population growth. We are most impacted by changes in the demand for new homes and in general economic conditions that impact the level of home improvements. Changes in market demand for new homes and for home improvements occur periodically and vary in severity. We believe that we would be impacted disproportionately by market downturns because we tend not to be a major supplier. Secondary suppliers tend to have orders reduced or eliminated before major suppliers do. There is no reasonable way to predict with accuracy the timing or impact of market downturns. The extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline. In addition, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

THE BUILDING MATERIALS DISTRIBUTION INDUSTRY IS EXTREMELY FRAGMENTED AND COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OUR EXISTING COMPETITORS OR NEW ENTRANTS INTO THE MARKETS WE SERVE.

The building materials distribution industry is extremely fragmented and competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are pricing and availability of product, service and delivery capabilities, ability to assist with problem-solving, customer relationships, geographic coverage and breadth of product offerings. We compete with many local, regional and national building materials distributors and dealers. In addition, some product manufacturers sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future. Additionally, manufacturers of products similar to those distributed by us may elect to sell and distribute to our customers in the future or enter into exclusive supplier arrangements with other distributors. Most of our competitors have greater financial resources and may be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

ALL OF OUR PRODUCT PURCHASES HAVE BEEN MADE FROM ONE SUPPLIER. IF THAT SUPPLIER DECREASED OR TERMINATED ITS RELATIONSHIP WITH US OUR BUSINESS WOULD LIKELY FAIL IF WE ARE UNABLE TO FIND A SUBSTITUTE FOR THAT COMPANY.

As we are totally dependent on a single supplier located in China, we may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased pressure, timing and availability of export licenses, foreign currency exchange fluctuations, the burden of complying with a variety of foreign laws and treaties, and uncertainties relative to regional, political and economic circumstances. We purchase substantially all of our products from Shaowaua. Our agreement with this company does not prevent it from supplying its bamboo flooring products to our competitors or directly to consumers. If this company decreased, modified or terminated its association with us for any other reason, we would suffer an interruption in our business unless and until we found a substitute for that supplier. If we were unable to find a substitute for that supplier, our business would likely fail. We cannot predict what the likelihood would be of finding an acceptable substitute supplier.

PURCHASER   IS   PURCHASING  PENNY  STOCK  WHICH  LIMITS THE ABILITY TO SELL THE
STOCK.

The shares offered by this prospectus constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, that is, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not ownership or leasehold interest in any property. Our president, Mr. Bruce Biles, provides us with office space and related office services free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock were quoted on the OTC Bulletin Board on February 13, 2007. However, during the fiscal year ended February 28, 2007, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We had 36 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We will rely upon the stability of the North American retail sales market for the success of our business plan. Future downturns in new residential construction and home improvement activity may result in intense price competition among building materials suppliers, which may adversely affect our intended business.

Our products are used principally in new residential construction and in home improvement, remodeling and repair work. The residential building materials distribution industry is characterized by its substantial size, its highly fragmented ownership structure and an increasingly competitive environment. The industry can be broken into two categories: (i) new construction and (ii) home repair and remodeling. We sell to customers in both categories.

Residential  construction  activity for both new  construction  and  repair  and remodeling is closely linked to a variety of factors affected by general economic conditions, including employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood products, regional demographics and consumer confidence.

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

Our plan of operation for the twelve months following the date of this prospectus is to enter into distribution agreements with flooring distributors and retail stores, providing for the sale of our bamboo flooring.

We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of flooring, such as Home Depot. These businesses sell more flooring, have a greater budget for in-stock inventory and tend to purchase a more diverse assortment of flooring. During 2007, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of flooring. Any relationship we arrange with retailers for the wholesale distribution of our flooring will be non-exclusive. Accordingly, we will compete with other flooring vendors for positioning of our products in retail space.

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

In addition, we anticipate spending an additional $10,000 on professional fees. Total expenditures over the next 12 months are therefore expected to be $40,000.

We do not have sufficient funds on hand to commence intended business operations and our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; whomever, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our directors. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2007

We did not earn any revenues during the fiscal year ended February 28, 2007. We have not fully implemented our sales and marketing strategy for our bamboo wood flooring products and can therefore provide no assurance that our business model and plan is economically feasible.

We incurred operating expenses in the amount of $50,595 for the year ended February 28, 2007. These operating expenses were comprised of amortization charges of $111, bank charges and interest fees of $217, filing and transfer agent fees of $21,630, management fees of $6,000, office expenses of $116, professional fees of $19,921 and travel and promotional costs of $2,600.

Our net loss in fiscal 2007 ($50,595) was higher than in fiscal 2006 ($11,577) primarily due to the incurrence of filing and transfer agent fees of $21,630 (2006 - $0), an increase in management fees ($2,000 in 2006 as compared to $6,000 in 2007), and an increase in professional fees ($5,000 in 2006 as compared to $19,921 in 2007).

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.


ITEM 7:  FINANCIAL STATEMENTS

                                REGAL ROCK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FEBRUARY 28, 2007

                             (STATED IN US DOLLARS)















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Regal Rock, Inc. (A Development Stage Company):

We have audited the accompanying balance sheets of Regal Rock, Inc. (a development stage company) as of February 28, 2007 and 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended February 28, 2007, for the period from July 1, 2005 (date of inception) to February 28, 2006 and for the period from July 1, 2005 (date of inception) to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Regal Rock, Inc. as of February 28, 2007 and 2006 and the results of its operations and changes in stockholders' equity (deficit) and its cash flows for the year ended February 28, 2007, for the period from July 1, 2005 (date of inception) to February 28, 2006 and for the period from July 1, 2005 (date of inception) to February 28, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                          "DMCL"

 Vancouver, Canada DALE MATHESON CARR-HILTON LABONTE LLP
 May 16, 2007                      CHARTERED ACCOUNTANTS

REGAL ROCK, INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)



                                                              February 28, 2007     February 28, 2006




ASSETS

CURRENT
  Cash                                                        $          3,571      $        26,773

EQUIPMENT (Note 3)                                                       1,025                    -

TOTAL ASSETS                                                  $          4,596       $        26,773



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities                      $         6,668     $          5,000
     Due to related party (Note 4)                                       17,500                    -

  Total current liabilities                                              24,168                5,000

CONTINGENCY (NOTE 1)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,230,000 common shares (February 28, 2006 - 8,205,000)             8,230                8,205
  Additional paid-in capital                                             34,370               25,895
  Subscriptions receivable                                                    -                 (750)
  Deficit accumulated during the development stage                      (62,172)             (11,577)

  Total stockholders' equity (deficit)                                  (19,572)              21,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $         4,596     $         26,773






   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)


                                                                                             July 1, 2005             July 1, 2005
                                                                     Year ended    (Date of Inception) to   (Date of Inception) to
                                                              February 28, 2007         February 28, 2006        February 28, 2007


EXPENSES
  Amortization                                                       $     111             $            -       $             111
  Bank charges and interest                                                217                         68                     285
  Filing and transfer agent fees                                        21,630                          -                  21,630
  Management fees (Note 4)                                               6,000                      2,000                   8,000
  Office                                                                   116                          -                     116
  Professional fees                                                     19,921                      5,000                  24,921
  Travel and promotion                                                   2,600                      4,509                   7,109


NET LOSS                                                             $ (50,595)            $      (11,577)      $         (62,172)


BASIC AND DILUTED LOSS PER SHARE                                     $  (0.01) 		   $       (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
SHARES OUTSTANDING                                                   8,229,849                 6,916,539























   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      Common   Common Additional  Subscriptions     Deficit    Total
                                                                       Stock    Stock    Paid-in     Receivable Accumulated
                                                                      Number   Amount    Capital                 During the
                                                                                                                Development
                                                                                                                      Stage


Common stock issued for
cash at $0.001 per share, July 1, 2005
(Date of Inception)                                               5,000,000   $ 5,000 $     -      $        -   $        -   $ 5,000

Common stock issued for cash
at $0.001 per share, August 1, 2005                               1,600,000     1,600       -  		    -            -     1,600

Common stock issued for cash
at $0.01 per share, September 12, 2005 				  1,500,000     1,500     13,500            -            -    15,000

Common stock issued for cash
at $0.10 per share, February 27, 2006                               105,000       105     10,395            -            -    10,500
per share, October 30, 2005

Donated services (Note 4)                                                 -        -       2,000            -            -     2,000

Subscriptions receivable                                                  -        -          -          (750)		 -      (750)

Net loss                                                                  -        -          -             -	   (11,577)  (11,577)

BALANCE, February 28, 2006                                        8,205,000    8,205     25,895          (750)     (11,577)   21,773

Subscriptions receivable                                                  -        -          -          750            -	 750

Common stock issued for cash
at $0.10 per share,
March 6, 2006		                                             25,000       25      2,475             -           -      2,500

Donated services (Note 4)                                                  -        -     6,000             -           -      6,000

Net loss								   -        -         -             -     (50,595)   (50,595)

BALANCE, February 28, 2007					   8,230,000 $  8,230  $ 34,370   $         -  $  (62,172) $ (19,572)












   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

                                                                                             July 1, 2005 		July 1, 2005
                                                                     Year ended    (Date of Inception) to     (Date of Inception) to
                                                              February 28, 2007         February 28, 2006          February 28, 2007



CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                       		$ (50,595)         $       (11,577)                $     (62,172)

  Amounts not involving cash:
     Amortization                                      		      111                        -                            111
     Donated capital                                  		    6,000                    2,000                          8,000
  Adjustment to reconcile net loss to net
  cash used by operating activities:
    Increase in accounts payable and accrued liabilities            1,668		     5,000                          6,668

  Net cash used in operating activities                           (42,816)     		    (4,577)                       (47,393)

CASH FLOWS USED IN FINANCING ACTIVITIES
  Acquisition of equipment                                         (1,136)                      -                          (1,136)

  Net cash used in investing activities                            (1,136)              	-                          (1,136)

CASH FLOWS FROM FINANCING ACTIVITIES
     Due to related party                            		   17,500                       -                          17,500
     Subscriptions receivable                                         750                    (750)                              -
     Issuance of common shares                                      2,500		    32,100       		   34,600

  Net cash provided by financing activities                        20,750                   31,350                         52,100

CHANGE IN CASH                                                    (23,202)                  26,773                          3,571

CASH, BEGINNING                                                    26,773                        -                              -

CASH, ENDING                                     		$   3,571          $        26,773                  $       3,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID FOR:
  Interest                                                	$       -          $             -                  $           -
  Income taxes                                            	$       -          $             -                  $           -








   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
February 28, 2007

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $62,172. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year and will obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock, if required.


2.    SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.
The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations.

Equipment

Equipment is recorded at cost and amortized over its estimated useful life on a 20% declining balance method. In the year of acquisition, only one-half of the amortization is recorded.

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities and amount due to related party, is not determinable as it has no fixed terms of repayment. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
February 28, 2007


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd.....)

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on March 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
February 28, 2007


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd.....)

Comprehensive Income

The Company has adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder's Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
February 28, 2007


3.    EQUIPMENT

--------------------------------------------------------------

                                 2007                 2006
--------------------------------------------------------------

   Cost                     $   1,136 		$       -
   Accumulated amortization      (111)         		-

 Net book value             $   1,025    	$       -
--------------------------------------------------------------


4.    RELATED PARTY TRANSACTIONS

Amount due to related party at February 28, 2007 is non-interest bearing, unsecured, with no stated terms of repayment.

Related party transactions are measured at the exchange amount, which represents the amount agreed to between the related parties. The Company recognized donated services, commencing November 1, 2006, to directors of the Company for management fees, valued at $500 per month, as follows:


                    Year ended               July 1, 2005 (Date of Inception)    July 1, 2005 (Date of Inception)
                    February 28, 2007        to February 28, 2006                to February 28, 2007

Administrative      $ 6,000                  $  2,000                            $   8,000
services


5.    COMMON STOCK

In March 2006, the Company issued 25,000 shares of common stock at a price of $0.10 per share, for total proceeds of $2,500.

During the period ended February 28, 2006, the Company issued 8,205,000 shares of common stock, for total proceeds of $32,100.

COMMON SHARES

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
February 28, 2007


5.    COMMON STOCK (cont'd........)

ADDITIONAL PAID-IN CAPITAL

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

At February 28, 2007 and 2006, the Company had no issued or outstanding stock options or warrants.


6.    INCOME TAXES

----------------------------------------------------------------------

                                   2007        		2006
----------------------------------------------------------------------

 Deferred Tax Assets
   Non-capital losses carryforward $  17,700  		$   4,050
   Valuation allowance               (17,700)    	   (4,050)

 Net deferred tax assets           $     -    		$      -
----------------------------------------------------------------------

At February 28, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $62,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2027. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

7.    SUBSEQUENT EVENT

Subsequent to February 28, 2007, the Company received an additional $2,000 from a related party, which is non-interest bearing, unsecured and with no stated terms of repayment.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

EVALUTION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name        	Age          Position with Registrant	Served as a Director or
							Officer Since

Bruce Biles 	47           President, C.E.O,        	July 1, 2005
                             promoter and director

Chih Chun Wu	36           Secretary, Treasurer,    	July 1, 2005
                             principal accounting
                             officer, principal
                             financial officer and
                             director

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

MR. BILES has acted as our President and Chief Executive Officer since our incorporation on July 1, 2005. Mr. Biles was initially employed as a junior engineer for the Taurus Gold Mine from 1982 to 1983 and as an engineer for Stolberg Mill Construction from 1984 to 1985. From 1986 to 2001, Mr. Biles worked for McDonald's Restaurants of Western Canada Limited where he eventually became their Construction Manager and was responsible for all of its construction activity in Western Canada. From 2001-2003, Mr. Biles acted as the Director of Merchandise Presentation for Best Buy Canada, where he reported to the Vice President of Store Design and Visual Presentation and was responsible for overall merchandise presentation for 130 Future Shop and Best Buy stores nationwide. In his private time, Mr. Biles is involved in various property management and land development projects in British Columbia.

Mr. Biles graduated with a Bachelor of Applied Sciences degree in Mechanical Engineering from the University of British Columbia. He has also completed and passed the Canadian Securities Course.

Mr. Biles devotes 10% of his business time to our affairs. He is responsible for managing the implementation of our marketing strategy for the bamboo wood flooring products.

MS. WU has acted as our Secretary and Treasurer since our incorporation on July 1, 2005. She graduated with a degree in fine arts from Taiwan's Zhi Shan Industrial Technical College. From 1989 to 1992, she worked as a manager trainee at Taiwan's Longtan Artist Gallery and Academy. During this period, she also consulted for a supermarket chain in designing and planning their window display. For the period from 1992 to 2000, Ms. Wu worked in her family-owned computer distribution company, Vickers Computer Company Ltd., where she was involved in the marketing and shipping department. Since 2000, she has acted as a strategic business and marketing consultant, primarily in the development of clients' Asian expansion programs. Her clients have been Candorado Operating Company Ltd., Blue Lightning Ventures (now known as Universal Uranium Ltd.) and Big Bar Gold Corporation, all of which are Canadian reporting companies. As well, she has provided similar services to Davi Skin Inc., a U.S. reporting company, where she has assisted in the development of an Asian marketing and distribution plan for that company's skincare products.

Ms. Wu devotes 25% of his business time to our affairs. She is responsible for overseeing our day to day affairs, including all administrative aspects. Along with Mr. Biles, she is responsible for implementing our marketing and distribution strategies.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                               Number      TransactionsKnown Failures
                               Of  late    Not Timely  To File a
Name and principal position    Reports     Reported    Required Form
--------------------------------------------------------------------------------

Bruce Biles                    0           0           0
(President and director)
Chih Chun Wu                   0           0           0
(Secretary, treasurer and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 28, 2007.


                       Annual Compensation                         Long Term Compensation

Name (1)     Title     Year Salary Bonus Other Annual 		   Restricted Stock Options/ LTIP
                                         Compensation              Awarded          SARs (#) payouts ($) All Other
                                                                                                         Compensation
Bruce Biles  President 2007 $0     0     0                         0                0        0              0

Chih Chun Wu Secretary 2007 $0     0     0                         0                0        0              0
             Treasurer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 28, 2007, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF    NAME AND ADDRESS   			BENEFICIAL  	PERCENT
CLASS       OF BENEFICIAL OWNER			OWNERSHIP    	OF CLASS

COMMON      Bruce Biles         		2,000,000   	24.30%
STOCK       President, Chief
            Executive Officer
            and Director
            #41-3960 Canada Way
            Burbaby, BC, Canada

COMMON      Chih Chun Wu      			3,000,000   	36.45%
STOCK       Secretary, Treasurer
            Principal Accounting Officer
            and Director
            1503-1200 Alberni Street
            Vancouver, BC, Canada

COMMON      All officers and directors		5,000,000	60.75%
STOCK       as a group that consists
            Of shares two people

The percent of class is based on 8,230,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

      3.1*  Articles of Incorporation
      3.2*  Bylaws
      10.1* Marketing and Sales Distribution Agreement
      31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
      31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            * filed as an exhibit to our registration statement on Form SB-2 dated May 26, 2006

Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of fiscal 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our  principal  accountants,  Dale  Matheson   Carr-Hilton   LaBonte,  Chartered
Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                	Fiscal year ended	Fiscal year ended
                	February 28, 2006	February 28, 2007

Audit fees      	$5,000         		$11,000
Audit-related fees	Nil          		Nil
Tax fees        	Nil            		Nil
All other fees  	Nil            		Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regal Rock, Inc.


By      /s/ Bruce Biles
	_________________
        Bruce Biles
        President, CEO & Director
        Date: May 25, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Bruce Biles
        _________________
        Bruce Biles
        President, CEO & Director
        Date: May 25, 2007


By      /s/ Wu Chih Chun
	_________________
        Chih Chun Wu
        Secretary and Director
        Date: May 25 2007