Form 10KSB/A
period 2007-02-28
Regal Rock, Inc.
filed 2007-05-31
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB /A

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

$2,057,500 as at May 31 , 2007 based on the average bid price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              8,230,000 shares of common stock as at May 31 , 2007

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

We are also continuing to review other potential acquisitions of and sales and distribution arrangements with companies involved in the wholesale and manufacturing sectors. We are currently in the process of completing due diligence investigations of various opportunities in the real estate, r e source and biotechnology sectors.

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

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on July 1, 2005 and to date have been involved primarily in
organizational  activities.   We have not earned revenues as of the date of this
annual report and have incurred total losses of $62,172 from our incorporation to February 28, 2007.

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


OUR COMMON SHARES ARE CONSIDERED PENNY STOCK, WHICH LIMITS AN INVESTOR'S ABILITY TO SELL THE STOCK.

Our shares of common stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.


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

Our  plan  of  operation  for  the  twelve months following  the  date  of  this
annual report   is  to  enter into  distribution   agreements  with
flooring distributors and retail stores, providing for the sale of our bamboo flooring.

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

Subsequent Event (Note 7)




   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS



                                                                                             July 1, 2005             July 1, 2005
                                                                     Year ended    (Date of Inception) to   (Date of Inception) to
                                                              February 28, 2007         February 28, 2006        February 28, 2007


EXPENSES
  Amortization                                                       $     111             $            -       $             111
  Bank charges and interest                                                217                         68                     285
  Filing and transfer agent fees                                        21,630                          -                  21,630
  Management fees (Note 4)                                               6,000                      2,000                   8,000
  Office                                                                   116                          -                     116
  Professional fees                                                     19,921                      5,000                  24,921
  Travel and promotion                                                   2,600                      4,509                   7,109


NET LOSS                                                             $ (50,595)            $      (11,577)      $         (62,172)


BASIC AND DILUTED LOSS PER SHARE                                     $   (0.01) 	   $       (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
SHARES OUTSTANDING - BASIC AND DILUTED                        8,229,849                 6,916,539























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
                                                                     Year ended    (Date of Inception) to     (Date of Inception) to
                                                              February 28, 2007         February 28, 2006   February 28, 2006



CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                       		$ (50,595)         $       (11,577)                $     (62,172)

   Items not involving cash:
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

CASH FLOWS USED IN  INVESTING ACTIVITIES
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $62,172. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes
that the Company  will need  to   obtain additional funding
by borrowing funds from its directors and officers, or a private placement of common stock.


2.    SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements involves the use of estimates, which have been made using judgment. Actual results may vary from these estimates.

The  financial  statements have, in management's opinion, been   prepared
within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is considered to be in the development stage pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and
Reporting by Development Stage Enterprises. Since its formation, the Company has not yet realized any revenues from its planned operations.

Equipment

Equipment is recorded at cost and amortized over its estimated useful life on a 20% declining balance method. In the year of acquisition, only one-half of the amortization is recorded.

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities and amount due to related party, is equal to fair value due to their short-term to maturity. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

February 28, 2007


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd.....)

Income Taxes

The Company has  adopted SFAS   No. 109 -  "Accounting  for  Income
Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial
statements  carrying  amounts   of   assets  and  liabilities  and  their
respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

February 28, 2007


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd.....)

Comprehensive Income

The Company has adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholder's Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any transactions that are required to be reported in other comprehensive income.

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

Related party transactions are measured at the exchange amount, which represents the amount agreed to between the related parties. The Company recognized donated services, commencing November 1, 2005 , to directors of the Company for management fees, valued at $500 per month, as follows:


                    Year ended               July 1, 2005 (Date of Inception)    July 1, 2005 (Date of Inception)
                    February 28, 2007        to February 28, 2006                to February 28, 2007

 Management   $ 6,000                  $  2,000                            $   8,000
Fees


5.    COMMON STOCK

In March 2006, the Company issued 25,000 shares of common stock at a price of $0.10 per share, for total proceeds of $2,500.

During the period ended February 28, 2006, the Company issued 8,205,000 shares of common stock, for total proceeds of $32,100.


At February 28, 2007 and 2006, the Company had no issued or outstanding stock options or warrants.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

February 28, 2007





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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our  principal  accountants,  Dale  Matheson   Carr-Hilton   LaBonte,  Chartered
Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                	Fiscal year ended	Fiscal year ended
                	February 28, 2006	February 28, 2007

Audit fees      	 $11,000 		$11,000
Audit-related fees	Nil          		Nil
Tax fees        	Nil            		Nil
All other fees  	Nil            		Nil

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

Regal Rock, Inc.


By      /s/ Bruce Biles
	_________________
        Bruce Biles
        President, CEO & Director
        Date: May 31 , 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Bruce Biles
        _________________
        Bruce Biles
        President, CEO & Director
        Date: May 31 , 2007


By      /s/ Wu Chih Chun
	_________________
        Chih Chun Wu
        Secretary and Director
        Date: May 31 , 2007