Form 10QSB
period 2007-05-31
Regal Rock, Inc.
filed 2007-07-13
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

[ X ] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
      Exchange Act of 1934

      For the period ended May 31, 2007

[   ] Transition Report pursuant to 13 or 15(d) of the Securities  Exchange  Act of 1934

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,230,000 shares of common stock with par value of $0.001 per share outstanding as of July 13, 2007.

                                REGAL ROCK, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2007

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

REGAL ROCK, INC.
(A Development Stage Company)
BALANCE SHEETS


                                                        May 31,   February 28,
	                                                   2007           2007
                                                    (Unaudited)      (Audited)


ASSETS

CURRENT
  Cash                                           $        2,018 $        3,571

EQUIPMENT (Note 3)                                          982          1,025

TOTAL ASSETS                                     $        3,000 $        4,596



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities       $        3,168 $        6,668
     Due to related party (Note 4)                       19,500         17,500

  Total current liabilities                              22,668         24,168

CONTINGENCY (NOTE 1)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,230,000 common shares
     (February 28, 2007 - 8,230,000)                      8,230          8,230
  Additional paid-in capital                             35,870         34,370
  Subscriptions receivable                                    -              -
  Deficit accumulated during the development stage     (63,768)       (62,172)

  Total stockholders' equity (deficit)                 (19,668)       (19,572)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                        $        3,000 $        4,596

SUBSEQUENT EVENT (Note 7)







   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                        July 1, 2005
                                    Three       Three       (Date of
                                   Months      Months   Inception to
                                Ended May   Ended May        May 31,
                                 31, 2007    31, 2006           2007



EXPENSES
 Amortization                   $      43   $       -   $        154
 Bank charges and interest             53         135            338
 Filing and transfer agent fees         -           -         21,630
 Management fees (Note 4)           1,500       1,500          9,500
  Office                                -           -            116
  Professional fees                     -       5,030         24,921
  Travel and promotion                  -           -          7,109

NET LOSS                        $ (1,596)   $ (6,665)   $   (63,768)

BASIC AND DILUTED LOSS PER
SHARE                           $  (0.00)   $  (0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND
DILUTED SHARES OUTSTANDING      8,230,000   8,229,941



























   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                         Three      Three      July 1, 2005
                                        Months     Months          (Date of
                                     Ended May  Ended May      Inception to
                                      31, 2007   31, 2007      May 31, 2007



CASH FLOWS USED IN OPERATING ACTIVITIES
 Net loss                            $ (1,596)  $ (6,665)     $    (63,768)

 Items not involving cash:
  Amortization                              43          -               154
  Donated capital                        1,500      1,500             9,500
 Adjustment  to reconcile net loss
 to net cash used by operating
 activities:
  Increase in accounts payable and
  accrued liabilities                  (3,500)    (3,500)             3,168


 Net cash used in operating
 activities                            (3,553)    (8,665)          (50,946)

CASH FLOWS USED IN INVESTING ACTIVITIES
 Acquisition of equipment                    -          -           (1,136)


 Net cash used in investing activities       -          -           (1,136)


CASH FLOWS FROM FINANCING ACTIVITIES
     Due to related party                2,000          -            19,500
     Issuance of Common Shares               -      3,250            34,600

 Net cash provided by financing
 activities                              2,000      3,250            54,100

CHANGE IN CASH                         (1,553)    (5,415)             2,018

CASH, BEGINNING                          3,571     26,773                 -

CASH, ENDING                          $  2,018  $  21,358      $      2,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR:
 Interest                             $      -  $       -      $          -
 Income taxes                         $      -  $       -      $          -








   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)


1.BASIS OF REPRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2007 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February
28, 2008.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $63,768. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

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

Development Stage Company

The Company is considered to be in the development stage, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Since its formation, the Company has not yet realized any revenues from its planned operations.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 23R on March 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

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

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)


3.    EQUIPMENT

------------------------------------------------------------

                               2007                    2006
------------------------------------------------------------

 Cost                     $   1,136 $       -
 Accumulated amortization     (154)         -

 Net book value           $  982    $                  -
------------------------------------------------------------


4.    RELATED PARTY TRANSACTIONS

Amount due to related party at May 31, 2007 is non-interest bearing, unsecured, with no stated terms of repayment.

Related party transactions are measured at the exchange amount, which represents the amount agreed to between the related parties. The Company recognized donated services, commencing November 1, 2005, to directors of the Company for management fees, valued at $500 per month, as follows:

                                                    July 1, 2005
                Three Months    Three Months            (Date of
               Ended May 31,   Ended May 31,    Inception to May
                        2007            2006                2007

Management
fees           $       1,500   $       1,500    $          9,500


5.    COMMON STOCK

In March 2006, the Company issued 25,000 shares of common stock at a price of $0.10 per share, for total proceeds of $2,500.

During the period ended February 28, 2006, the Company issued 8,205,000 shares of common stock, for total proceeds of $32,100.

At May 31, 2007 and 2006, the Company had no issued or outstanding stock options or warrants.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)


6.    INCOME TAXES

----------------------------------------------------------------------

                                         2007                    2006
----------------------------------------------------------------------

 Deferred Tax Assets
   Non-capital losses carryforward $  20,000  $   5,100
   Valuation allowance              (20,000)    (5,100)

 Net deferred tax assets           $     -    $                  -
----------------------------------------------------------------------

At May 31, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $64,000, which are available to reduce taxable income in
future taxation years. These losses expire beginning  2027.   Due to the
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

Meantime, we continue to review other potential acquisitions of and sales and distribution arrangements with companies involved in the wholesale and manufacturing sectors. We are currently in the process of completing due diligence investigations of various opportunities in the real estate, resource and biotechnology sectors.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING NOVEMBER 30, 2006

We did not earn any revenues in the three-month period ended May 31, 2007. During the same period, we incurred operating expenses of $1,596 consisting of management fees of $1,500, amortization charges of $43 and bank charges and interest of $53.

At May 31, 2007, we had assets of $3,000 consisting of $2,018 in cash and a computer recorded at $982. We had liabilities as of May 31, 2007 of $22,668 consisting of accounts payable and accrued liabilities of $3,168 and a loan from a director for $19,500.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2007. This evaluation was conducted by Bruce Biles, our chief executive officer and Wu Chih Chun, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and may not be detected.

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

July 13, 2007

Regal Rock, Inc.


/s/ Bruce Biles
------------------------------
Bruce Biles, President