Form 10QSB
period 2007-10-04
Regal Rock, Inc.
filed 2007-10-04
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

[ X ]Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
     Exchange Act of 1934

     For the period ended August 31, 2007

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


3723 E. Maffeo Road
Phoenix, Arizona, USA                                89050

(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:    516-659-6677



                  #41 - 3960 Canada Way, Burnaby, British Columbia, Canada

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [X ]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,230,000 shares of common stock with par value of $0.001 per share outstanding as of October 4, 2007.

                                REGAL ROCK, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                AUGUST 31, 2007

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

REGAL ROCK, INC.
(A Development Stage Company)

BALANCE SHEETS


                                            August 31, 2007 February 28, 2007
                                            (Unaudited)         (Audited)



ASSETS

CURRENT
  Cash                                     $          2,000 $          3,571

EQUIPMENT (Note 3)                                      940            1,025

TOTAL ASSETS                               $          2,940 $          4,596



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities $          3,168  $         6,668
     Due to related party (Note 4)                   19,500           17,500

  Total current liabilities                          22,668           24,168

CONTINGENCY (NOTE 1)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
    Authorized:
      75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      8,230,000 common shares (February 28, 2007 -
      8,230,000)                                      8,230             8,230
  Additional paid-in capital                         37,370            34,370
  Deficit accumulated during the development stage (65,328)          (62,172)

  Total stockholders' equity (deficit)             (19,728)          (19,572)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                   $         2,940    $        4,596











   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     July 1,
                        Three	    Three                            2005 (Date
                        Months      Months    Six Months Six Months  of
                        Ended       Ended     Ended      Ended       Inception
			August      August    August     August      to August
			31, 2007    31, 2006  31, 2007   31, 2006    31, 2007






EXPENSES
 Amortization           $42         $-         $85        $26         $196
 Bank charges and
 interest                18         49         71          184         356
 Filing and transfer
 agent fees              -          1,000      -           1,000       21,630
 Management fees
 (Note 4)                1,500      1,500      3,000       3,000       11,000
 Office                  -          116        -           116         116
 Professional fees       -          5,891      -           10,921      24,921
 Travel and Promotion    -          2,600      -           2,600       7,109

NET LOSS                $(1,560)   $(11,156)  $(3,156)    $(17,847)   $(65,328)


BASIC AND DILUTED
LOSS PER SHARE          $(0.00)    $(0.00)    $(0.00)     $(0.00)


WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING -
BASIC AND DILUTED        8,230,000  8,230,000  8,230,000   8,229,941




















   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                July 1,
                                                                2005 (Date
                                         Six Months Six Months  of
                                         Ended      Ended       Inception
			                 August     August      to August
			                 31, 2007   31, 2006    31, 2007

CASH FLOWS USED IN
OPERATING ACTIVITIES
 Net loss                               $(3,156)   $(17,847)   $65,328)
 Items not involving
 cash:
 Amortization                            85         26           196
 Donated capital                         3,000      3,000       11,000

 Adjustment to
 reconcile net loss
 to net cash
 used by operating
 activities:
 Increase  in accounts
 payable and
 accrued liabilities                     (3,500)    (5,000)     3,168
 Net cash used in
 operating
 activities                              (3,571)    (19,821)    (50,964)

CASH FLOWS USED IN
INVESTING ACTIVITIES
 Acquisition of
 equipment                               -          (1,136)      (1,136)

 Net cash used in
 investing activities                    -          (1,136)      (1,136)

CASH FLOWS FROM
FINANCING ACTIVITIES
 Due to related party                    2,000      -            19,500
 Issuance of common                      -          3,250        34,600
 shares

 Net cash provided                       -          3,250        54,100
 by  financing
 activities

CHANGE IN CASH                           (1,571)    (17,707)     2,000

CASH, BEGINNING                          3,571      26,773       -

CASH, ENDING                            $2,000     $9,066       $2,000

SUPPLEMENTAL
DISCLOSURE OF
CASH FLOW
INFORMATION:

CASH PAID FOR:
 Interest                               $-	   $- 	        $-
 Income taxes                           $-         $-           $-




   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)


1.     BASIS OF REPRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2007 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2007, the Company has not yet achieved profitable operations and has accumulated a deficit of $65,328.Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matter cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as going concern. Management believes that the Company will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

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

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities and amount due to related party, is equal to fair value due to their short-term to maturity. Unless otherwise noted it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

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

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No.123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on March 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

Comprehensive Income

The Company has adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.When applicable, the Company would disclose this information on its Statement of Stockholder's Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any transactions that are required to be reported in other comprehensive income.

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

Recent Accounting Pronouncements

In September 2006, the SECissued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No.157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No.158 had no material impact on the Company's financial position and results of operations.

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


3.    EQUIPMENT

------------------------------------------------------------

                          2007               2006
------------------------------------------------------------

 Cost                     $   1,136 $       -
 Accumulated amortization     (196)         -

 Net book value           $  940    $                  -
------------------------------------------------------------

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)


4.    RELATED PARTY TRANSACTIONS

Amount due to related party at August 31, 2007 is non-interest bearing, unsecured, with no stated terms of repayment.

Related party transactions are measured at the exchange amount, which represents the amount agreed to between the related parties. The Company recognized donated services, commencing November 1, 2005, to directors of the Company for management fees, valued at $500 per month, as follows:

                 Six Months     Six Months   July 1, 2005
                 Months         Months       (Date of Inception to
                 Ended August   Ended August August 31,
                 31, 2007       31, 2007     2007

Management      $3,000         $3,000          $11,000
fees


5.    COMMON STOCK

In March 2006, the Company issued 25,000 shares of common stock at a price of $0.10 per share, for total proceeds of $2,500.

During the period ended February 28, 2006, the Company issued 8,205,000 shares of common stock, for total proceeds of $32,100.

At August 31, 2007 and 2006, the Company had no issued or outstanding stock options or warrants.


6.    INCOME TAXES

----------------------------------------------------------------------

                                      2007             2006
----------------------------------------------------------------------

 Deferred Tax Assets
   Non-capital losses carryforward $  23,000  $   5,100
   Valuation allowance              (23,000)    (5,100)

 Net deferred tax assets           $     -    $                  -
----------------------------------------------------------------------


At August 31, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $65,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2027. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

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

Meantime, we continue to review other potential acquisitions of and sales and distribution arrangements with companies involved in the wholesale and manufacturing sectors. We are currently in the process of completing due diligence investigations of various opportunities in the real estate, hospitality and healthcare sectors.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING AUGUST 31, 2007

We did not earn any revenues in the three-month period ended August 31, 2007. During the same period, we incurred operating expenses of $1,560 consisting of management fees of $1,500, amortization charges of $42 and bank charges and interest of $18.

At August 31, 2007, we had assets of $2,940 consisting of $2,000 in cash and a computer recorded at $940. We had liabilities as of August 31, 2007 of $22,668 consisting of accounts payable and accrued liabilities of $3,168 and a loan from a director for $19,500.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2007. This evaluation was conducted by Eric Wildstein, our chief executive officer and Wu Chih Chun, our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, Eric Wildstein, our chief executive officer and Wu Chih Chun, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

Current Reports on Form 8-K

During the quarter ended August 31, 2007, we filed the following current report on Form 8-K:

On August 8, 2007, we filed a current report on Form 8-K disclosing that Eric Wildstein had been appointed as our president, chief executive officer and director in place of Bruce Biles

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 4, 2007


Regal Rock, Inc.


/s/ Eric Wildstein
------------------------------
Eric Wildstein, President