Form 10QSB
period 2008-01-14
Regal Rock, Inc.
filed 2008-01-14
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

[ X ]Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
     Exchange Act of 1934

      For the period ended November 30, 2007

[   ]Transition Report pursuant to 13 or 15(d) of the Securities  Exchange  Act of 1934

      For the transition period           to

            Commission File Number   333-134536

                                 Regal  Life Cconcepts, Inc.
                ___________________________________________________
       (Exact  name of Small Business Issuer as specified  in  its charter)

             Nevada                                       Pending

(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


3723 E. Maffeo Road
Phoenix, Arizona, USA
89050

(Address of principal executive offices)                 (Postal or Zip Code)


Issuer's telephone number, including area code:              516-659-6677



                                Regal Rock, Inc.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,150,000 shares of common stock with par value of $0.001 per share outstanding as of October 12, 2007.

                                REGAL ROCK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               NOVEMBER 30, 2007

                             (STATED IN US DOLLARS)

                                  (UNAUDITED)

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                            STATEMENTS OF CASH FLOWS
NOTES TO THE FINANCIAL STATEMENTS

REGAL ROCK, INC.
(A Development Stage Company)
BALANCE SHEETS



                                   November      February
                                   30, 2007      28, 2007
                                   (Unaudited)   (Audited)

ASSETS

Current
 Cash                             $100,487      $3,571
 Prepaid expenses                  5,000         -
Total current assets               105,487       3,571

Equipment,  net                    898           1,025

Total Assets                       106,385       4,596


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
 Accounts payable and accrued
 liabilities                      $6,169         $6,668
 Due to related party              24,500        17,500
Total current liabilities          30,669        24,168

Contignency (Note 2)
Stockholders' equity (deficit)
 Common stock
  Authorized:
   75,000,000 common shares, par
   value $0.001 per share
 Issued and outstanding:
   8,363,333 common shares
   (February 28, 2007 -
    8,230,000)                     8,363          8,230
 Additional paid-in capital        138,737        34,370
 Deficit accumulated during the
 devlopment stage                  (71,384)       (62,172)
Total stockholders' equity
(deficit)                          75,716         (19,572)

Total liabilities and stocholders'
equity (deficit)                  $106,385       $4,596
















   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)


                          Three     Three     Nine      Nine      July 1, 2005
                          Months    Months    Months    Months    (Date of
                          Ended     Ended     Ended     Ended     Inception) to
                          November  November  November  November  November
                          30, 2007  30, 2006  30, 2007  30, 2006  30, 2007

EXPENSES
 Amortization            $42       $43       $128       $69       $238
 Bank charges and
 interest                 13        19        84         203       369
 Filing and transfer
 agent fees               -         -         -          1,000     21,631
 Management fees          1,500     1,500     4,500      4,500     12,500
 Office                   -         -         -          116       116
 Professional fees        4,500     2,332     4,500      13,253    29,421
 Travel and promotion     -         -         -          2,600     7,109

NET LOSS                 $(6,055)  $(3,894)  $(9,212)   $(21,741) $(71,384)

BASIC AND DILUTED LOSS
PER SHARE                $(0.00)   $(0.00)   $(0.00)    $(0.00)


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED         8,263,333 8,229,941 8,263,333  8,229,941


























   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)



                              Nine      Nine      July 1, 2005
                              Months    Months    (Date of
                              Ended     Ended     Inception) to
                              November  November  November
                              30, 2007  30, 2006  30, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
 Net loss                    $(9,212)  $(21,741) $(71,384)
 Items not involving cash:
  Amortization                127       69        238
  Donated Capital             4,500     4,500     12,500
 Adjustment to reconcile net
 loss to net cash
 used by operating activities:
  Increase in prepaid
  expenses                    (5,000)   -         (5,000)
 Increase (decrease) in
 accounts payable and
 accrued liabilities          (499)     (5,000)   6,169
 Net cash used in operating
 activities                   (10,084)  (22,172)  (57,477)

CASH FLOWS USED IN INVESTING
 Acquisition of equipment     -         (1,136)   (1,136)
 Net cash used in investing
 activities                   -         (1,136)   (1,136)

CASH FLOWS USED IN FINANCING ACTIVITIES
 Due to related party         7,000     -          24,500
 Issuance of common shares    100,000   3,250      134,600

 Net cash provided by
 financing activities         107,000   3,250      159,100

INCREASE (DECREASE) IN CASH   96,916    (20,058)   100,487

CASH, BEGINNING               3,571     26,773     -

CASH, ENDING                 $100,487  $6,715     $100,487

Supplemental disclosure of cash flow information:

Cash paid for:
 Interest                    $-        $-         $-
 Income TAxes                $-        $-         $-





   The accompanying notes are an integral part of these financial statements

REGAL ROCK, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)


1.BASIS OF REPRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2007 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.

2.  COMMON STOCK

During the period ended November 30, 2007, the Company issued 133,333 units at $0.75 per unit for cash proceeds of $100,000. Each unit consists of one share of the Company's common stock and one share purchase warrant. Each share purchase warrant is exercisable into one share of common stock at an exercise price of $1.00 per share, for a period of two years.

On November 1, 2007, the Company received shareholder approval to amend its Articles of Incorporation to effect a five (5) for one (1) forward stock split of its authorized, issued and outstanding commong stock so that its issued and outstanding capital increases from 8,363,333 shares to 41,816,665 shares and increase the post-split authorized capital from 75,000,000 shares to 100,000,000 shares, $0.001 par value per share. These amendments became effective on December 3, 2008, the date of filing with the Secretary of State of Nevada

FORWARD-LOOKING STATEMENTS

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

We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of flooring, such as Home Depot. These businesses sell more flooring, have a greater budget for in-stock inventory and tend to purchase a more diverse assortment of flooring. In 2008, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of flooring. Any relationship we arrange with retailers for the wholesale distribution of our flooring will be non-exclusive. Accordingly, we will compete with other flooring vendors for positioning of our products in retail space.

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

Meantime, we continue to review other potential acquisitions of and sales and distribution arrangements with companies involved in the wholesale and manufacturing sectors. We are currently in the process of completing due diligence investigations on a Thailand based spa resort facility as well as various opportunities in the real estate and healthcare sectors.

During the quarter, the Company announced that we are proceeding with the sale of up to $750,000 in the private placement of its pre-split securities at $0.75 per Unit. Each Unit to consist of one pre-split share of the Company's common stock and one pre-split common share purchase warrant (a "Warrant"). Each Warrant is exercisable into one pre-split share of Common Stock at an exercise price of US$1.00 per Warrant Share, for a period of two years. The private placement is intended to finance potential acquisition and working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects. Although upon the completion of the private placement financing, we will have sufficient funds for any immediate working capital needs, additional funding may still be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING November 30, 2007

We did not earn any revenues in the three-month period ended November 30, 2007. During the same period, we incurred operating expenses of $6,055 consisting of professional fees of $4,500, management fees of $1,500, amortization charges of $42 and bank charges of $13.

At November 30, 2007, we had assets of $106,385 consisting of $100,487 in cash, prepaid expenses of $5,000 and a computer recorded at $898. We had liabilities as of November 30, 2007 of $30,669 consisting of accounts payable and accrued liabilities of $6,169 and a loan from a director for $24,500.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2007. This evaluation was conducted by Eric Wildstein, our chief executive officer and Wu Chih Chun, our principal accounting officer.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 2007 the Company's directors and a majority of its shareholders approved a name change to Regal Life Concepts, Inc. a stock split of the Company's authorized and issued common stock such that every one of the Company's common stock be forward split for five post split common shares of the Company and to increase the post split authorized common share capital of the Company to 100,000,000 common shares with a par value of $0.001.

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


Current Reports on Form 8-K

During the quarter ended November 30, 2007, we filed the following current report on Form 8-K:

On November 19, 2007, we announced that we were proceeding with a private placement of up to 1,000,000 pre-split units of our common stock for total proceeds of $750,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2008

Regal Rock, Inc.


/s/ Eric Wildstein
------------------------------
Eric Wildstein, President