Form 10-K
Regal Life Concepts, Inc.
filed 2008-05-29
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

      [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 29, 2008

      [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-134536


                           REGAL LIFE CONCEPTS, INC.
                 (Name of small business issuer in its charter)


             Nevada                          Applied For
 (State or other jurisdiction of (I.R.S. Employer Identification No.) Incorporation or organization)


                             3723 East Maffeo Road
                          Phoenix, Arizona, USA, 89050
                    (Address of principal executive offices)

                                 (516) 659-6677
                           Issuer's telephone number

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

$30,962,500 as at May 29, 2008 based on the average bid price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              41,283,333 shares of common stock as at May 29, 2008

                               TABLE OF CONTENTS

                                                                           PAGE

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4

ITEM 2:  DESCRIPTION OF PROPERTY.............................................10

ITEM 3:  LEGAL PROCEEDINGS...................................................10

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............10

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11

ITEM 7:  FINANCIAL STATEMENTS................................................12

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES...............................................23

ITEM 8A: CONTROLS AND PROCEDURES.............................................23

ITEM 8B: CHANGES IN INTERNAL CONTROL.........................................24

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........24

ITEM 10: EXECUTIVE COMPENSATION..............................................26

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......26

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................26

ITEM 13: EXHIBITS AND REPORTS................................................27

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVCES...............................27

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

IN GENERAL

We commenced operations as a distributor of bamboo wood flooring products focused on opportunities created by demand in new residential construction and home improvement activity in North America. However, there is no assurance that our current business model is commercially and economically viable. Further marketing of the product in a broader distribution network will be required before a final evaluation as to the economic feasibility of the Company's business model is determined. Economic feasibility refers to the ability of an enterprise to conduct its business operations in a profitable and cash-flow positive manner.

We are engaged in the marketing and distribution of bamboo flooring to the general public throughout North America. We are engaged in a marketing and sales distribution agreement with a Chinese supplier for the sales and distribution of various types of bamboo flooring products in North America.

We are also continuing to review other potential opportunities in the hospitality and health and wellness sectors. We are currently in the process of completing due diligence investigations of an opportunity in Thailand in the hospitality sector and have entered into a Standstill Agreement with a Thailand corporation, Amaravati Inc., whose primary asset is a 50-room spa resort located in Chiang Mai, Thailand.

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


Bamboo flooring is comprised of continuous strips of bamboo that are milled from the hardest portion of the plant. After the bamboo is harvested, it is boiled in a processing solution to remove any sugars and/or insects. The bamboo strips are then kiln dried to a 6% moisture content. They are then glued and processed into bales. The bales are then placed in a heavy metal casing, where they harden and dry. When the bales are removed from the metal case, the solid logs of bamboo are then sliced into blanks and milled like traditional hardwood.

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

                                            Price
Description         Type                 (FOB US$/m 2)   Packing

a. 960x96x15 mm     horizontal pressed       $14         24 planks per carton
-pre-finished w/    carbonized/natural                   gross weight 26 kg
German Lacquer      color                                and 2.21 m 2
and T&G

b. 960x96x15 mm     vertical pressed         $14.5       24 planks per carton
-pre-finished w/    carbonized/natural                   gross weight 26 kg
German Lacquer      color                                and 2.21 m 2
and T&G

c. 1860x96x15 mm    horizontal pressed       $14.5       12 planks per carton
-pre-finished w/    carbonized/natural                   gross weight 25 kg
German Lacquer      color                                and 2.14 m 2
and T&G

d. 1860x96x15 mm    vertical pressed         $15         12 planks per carton
-pre-finished w/    carbonized/natural                   gross weight 25 kg
German Lacquer      color                                and 2.14 m 2
and T&G

The agreement with Shaowau also contains the following material terms:

1.We and our assigns may use the marketing information that Shaowau provides us in all of our marketing and distribution efforts to sell the bamboo flooring products. We agree not to make any marketing claims in regard to the products that are not supported by information supplied by Shaowau.

2.From time to time, Shaowau can make reasonable adjustment to the price of the bamboo flooring products by giving us written notification of such product price amendments.

3.Although the price list noted above acts as a guide for purchases made by us, discounts can be negotiated between both parties on any singular product purchase order submitted to Shaowau, including the purchase of bamboo flooring products from a manufacturing overrun situation.

4.We agree to pay the price of product purchases by letter of credit or wire transfer prior to product shipment. We are also responsible for all related shipping costs, unless other arrangements have been expressly made.

5.The agreement can be terminated upon 60 days' written notice by either party. Notwithstanding this provision, we or our assigns will be permitted to sell, market, and distribute all bamboo flooring products that have been ordered from Shaowau, or are in our or our assigns' possession at termination.

6.There are no set minimum quota requirements for product sales under the agreement in the first year. Shaowau will be obligated to assist in the completion of each sales order on a case-by-base basis, regardless of quantity. Following the first year of the agreement, both parties will review sales activities during the prior year and re-visit this provision of the contract.

SALES AND MARKETING STRATEGY

We intend to rely on sales representatives to market our bamboo flooring products. Initially, this marketing will be conducted by our directors: Eric Wildstein and Wu Chih Chun. We intend to focus on direct marketing efforts whereby our representatives will directly contact:

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

At February 29, 2008, we had cash on hand of $64,141 and we have accumulated a deficit of $126,282 in business development and administrative expenses since our business inception. At this rate, we expect that we will only be able to continue operations for nine months without additional funding. We anticipate that additional funding will be needed for general administrative expenses and marketing costs.

In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

During the year, the Company announced that we are proceeding with the sale of up to $750,000 in the private placement of its securities at $0.75 per Unit. Each Unit to consist of one pre-split share of the Company's common stock and one common share purchase warrant (a "Warrant"). Each Warrant is exercisable into one pre-split share of Common Stock at an exercise price of US$1 per Warrant Share, for a period of two years. The private placement is intended to finance potential acquisition and working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects.

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

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on July 1, 2005 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this prospectus and have incurred total losses of $126,282 from our incorporation to February 29, 2008.

Accordingly, you cannot evaluate our business, and therefore our future prospects, due to a lack of operating history. To date, our business development activities have consisted solely of negotiating and executing a marketing and sales distribution agreement with Shaowau Yuxing Bamboo Products Co., Ltd., a private Chinese company that manufactures bamboo flooring products, and initial marketing of bamboo floor products. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our business condition, as indicated in our independent accountant's audit report, raises substantial doubt as to our continuance as a going concern. To date, we have completed only part of our business plan and we can provide no assurance that we will be able to generate enough revenue from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business.

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

BECAUSE OUR DIRECTORS AND OFFICERS COLLECTIVELY OWN 50.87% OF OUR OUTSTANDING COMMON STOCK, THEY WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Eric Wildstein and Ms. Wu Chih Chun, our directors, collectively own approximately 50.87% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these individuals may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

As we are totally dependent on a single supplier located in China, we may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased pressure, timing and availability of export licenses, foreign currency exchange fluctuations, the burden of complying with a variety of foreign laws and treaties, and uncertainties relative to regional, political and economic circumstances. We purchase substantially all of our products from Shaowau Yuxing Bamboo Products Co. Our agreement with this company does not prevent it from supplying its bamboo flooring products to our competitors or directly to consumers. If this company decreased, modified or terminated its association with us for any other reason, we would suffer an interruption in our business unless and until we found a substitute for that supplier. If we were unable to find a substitute for that supplier, our business would likely fail. We cannot predict what the likelihood would be of finding an acceptable substitute supplier.

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

ITEM 2:  DESCRIPTION OF PROPERTY

The Company does not have own or lease any property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock were quoted on the OTC Bulletin Board on February 13, 2007. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of February 29 2008, our stock has only been thinly traded.

The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

On November 1 2007, the Corporation completed a 5:1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five post-split shares of common stock. The Corporation also changed its post-split authorized capital to 100,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

On November 19, 2007, we announced that we were proceeding with a private placement of up to 1,000,000 pre-split units of our common stock for total proceeds of $750,000.

We had 32 shareholders of record as at the date of this annual report.

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

We intend to develop our retail network by initially focusing our marketing efforts on larger chain stores that sell various types of flooring, such as Home Depot. These businesses sell more flooring, have a greater budget for in-stock inventory and tend to purchase a more diverse assortment of flooring. During 2008, we anticipate expanding our retail network to include small to medium size retail businesses whose businesses focus is limited to the sale of flooring. Any relationship we arrange with retailers for the
wholesale distribution of our flooring  will  be  non-exclusive.   Accordingly,
we will compete with other flooring vendors for positioning of our products in retail space.

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

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:                     $20,000
General administrative costs:        $30,000

Total:                               $50,000

In addition, we anticipate spending an additional $25,000 on professional fees. Total expenditures over the next 12 months are therefore expected to be $75,000.

We do not have sufficient funds on hand to commence intended business operationsand our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future.

During the year, the Company announced that we are proceeding with the sale of up to $750,000 in the private placement of its securities at $0.75 per Unit. Each Unit to consist of one pre-split share of the Company's common stock and one common share purchase warrant (a "Warrant"). Each Warrant is exercisable into one pre-split share of Common Stock at an exercise price of US$1 per Warrant Share, for a period of two years. The private placement is intended to finance potential acquisition and working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects.

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

Results Of Operations For the Fiscal Year Ended February 29, 2008

We did not earn any revenues during the fiscal year ended February 29, 2008. We have not fully implemented our sales and marketing strategy for our bamboo wood flooring products and can therefore provide no assurance that our business model and plan is economically feasible.

We incurred operating expenses in the amount of $64,110 for the year ended February 29, 2008. These operating expenses were comprised of amortization charges of $170, bank charges and interest fees of $137, filing and transfer agent fees of $4,313, management fees of $6,000, professional fees of $39,052, office costs of $355, rental expense of $2,375 and travel and promotional costs of $11,708.

Our net loss in fiscal 2008 ($64,110) was higher than in fiscal 2007 ($50,092) primarily due to an increase in professional fees ($39,052 in 2008 as compared to $19,921 in 2007) and an increase in travel and promotional costs ($11,708 in 2008 as compared to $2,600 in 2007), although filing and transfer agent fees decreased in the corresponding period from $21,630 in 2007 to $4,313 in 2008.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.


ITEM 7:  FINANCIAL STATEMENTS

                           REGAL LIFE CONCEPTS, INC.
                       (FORMERLY NAMED REGAL ROCK, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FEBRUARY 29, 2008


















REPORT OF INDEPENDENT AUDITOR

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Regal Life Concepts, Inc. (formerly named Regal Rock, Inc.)

We have audited the accompanying balance sheets of Regal Life Concepts, Inc. (a development stage company) as of February 29, 2008 and 2007 and the statements of operations, stockholders' equity and cash flows for the years then ended and for the period rom July 1, 2005 (inception) through February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Regal Life Concepts, Inc. as of February 29, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from July 1, 2005 (inception) through February 29, 2008 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated and requires additional funds to
meet its obligations  and the costs of its  operations.   These  factors
raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        DALE MATHESON CARR-HILTON LABONTE LLP
                                                        CHARTERED ACCOUNTANTS

Vancouver, Canada
May 19, 2008

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS


                                               February 29,       February 28,
                                               2008               2007


                            ASSETS

CURRENT
  Cash                                        $64,141             $3,571
  Prepaid expenses                             3,258               -
                                               67,399              3,571

EQUIPMENT (Note 3)                             3,408               1,025

                                              $70,807             $4,596



        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
  Accounts payable and accrued liabilities    $23,989             $6,668
  Due to related party (Note 4)                24,500              17,500
                                               48,489              24,168

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 5)
  Authorized:
   100,000,000 common shares, par
   value $0.001 per share
   Issued and outstanding:
   41,283,333 common shares
  (February 28, 2007 - 8,230,000)              41,283              8,230
  Additional paid-in capital                   107,317             34,370
  Deficit accumulated during the
  development stage                            (126,282)           (62,172)
                                               22,318              (19,572)

                                              $70,807             $4,596











   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS


                                                              Cumulative From
                                                              July 1, 2005
                                                              (Date of
                                Year Ended     Year Ended     Inception) to
                                February 29,   February 28,   February 29,
                                2008           2007           2008




EXPENSES
 Amortization                  $170           $111           $281

 Bank charges and interest      137            217            422

 Filing and transfer agent
 fees                           4,313          21,630         25,943
 Management fees (Note 4)       6,000          6,000          14,000
 Office                         355            116            471
 Professional fees              39,052         19,921         63,973
 Rental expenses                2,375          -              2,375
 Travel and promotion           11,708         2,600          18,817


NET LOSS                       $64,110        $50,595        $126,282


NET LOSS PER SHARE -
BASIC AND DILUTED              $(0.00)        $(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED               41,191,166     41,149,245

























   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

             Common     Common  Additional  Subscriptions  Deficit       Total
             Stock      Stock   Paid-in     Receivable     Accumulated
             Number     Amount  Capital                    During the
                                                           Development
                                                           Stage

Common stock
issued for
cash at
$0.001 per
share, July
1, 2005
(Date of
Inception)   25,000,000 $25,000 $(20,000)   $-             $-            $5,000
Common stock
issued for
cash at
$0.001 per
share,
August 1,
2005         8,000,000   8,000    (6,400)    -              -             1,600
Common stock
issued for
cash at
$0.01 per
share,
September
12, 2005     7,500,000   7,500    7,500      -              -            15,000
Common stock
issued for
cash at
$0.10 per
share,
February
27, 2006     525,000     525      9,975      -              -            10,500
Donated
services
(NOte 4)     -           -        2,000      -              -             2,000
Subscriptions
receivable   -           -        -          (750)          -             (750)
Net Loss     -           -        -          -              (11,577)   (11,577)
Balance,
February
28, 2006     41,025,000  41,025   (6,925)    (750)          (11,577)     21,773
Subscriptions
receivable   -           -        -          750            -               750
Common stock
issued for
cash at
$0.10 per
share,
March 6,
2006         125,000     125      2,375      -              -             2,500
Donated
Services
(Note 4)     -           -        6,000      -              -             6,000
Net loss     -           -        -          -              (50,595)   (50,595)
Balance,
February
28, 2007     41,150,000  41,150   1,450      -              (62,172)   (19,572)
Common stock
issued for
cash at
$0.75 per
share,
November
1, 2007      133,333     133      99,867     -              -           100,000
Donated
services
(Note 4)     -           -        6,000      -              -             6,000
Net loss     -           -        -          -              (64,110)   (64,110)
Balance,
February
29, 2008     41,283,333  41,283   107,317    -              (126,282)  (22,318)




















   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS


                                                              Cumulative From
                                                              July 1, 2005
                                                              (Date of
                                Year Ended     Year Ended     Inception) to
                                February 29,   February 28,   February 29,
                                2008           2007           2008


CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                      $(64,110)     $(50,595)       $(126,282)
  Non-cash items:
   Amortization                  170           111             282
   Donated capital               6,000         6,000           14,000
  Changes in non-cash
  operating working
  capital items:
   Prepaid expenses              (3,258)       -               (3,258)
   Accounts payable
   and accrued                   17,321        1,668           23,989
    liabilities
  NET CASH USED IN OPERATIONS    (43,877)      (42,816)        (91,269)

CASH FLOWS FROM INVESTING
ACTIVITIES
  Acquisition of equipment       (2,553)       (1,136)         (3,690)
  NET CASH USED IN INVESTING
  ACTIVITIES                     (2,553)       (1,136)         (3,688)

CASH FLOWS FROM FINANCING
ACTIVITIES
  Due to related party           7,000         17,500          24,500
  Issuance of common shares      100,000       3,250           134,600
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES           107,000       20,750          159,100


CHANGE IN CASH                   60,570        (23,202)        64,141

CASH, BEGINNING                  3,571         26,773          -

CASH, ENDING                    $64,141       $3,571          $64,141

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW
INFORMATION:
CASH PAID FOR:
  Interest                      $-            $-              $-
  Income taxes                  $-            $-              $-








   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008


1. NATURE AND CONTINUANCE OF OPERATIONS

Regal Life Concept, Inc. (the "Company") was incorporated in the State of Nevada on July 1, 2005. The Company is in the business of marketing and distribution. The Company is considered to be a development stage company and has not generated any revenues from operations.

On February 8, 2006, the Company entered into a distribution agreement whereby the Company will market and distribute certain wood flooring products manufactured by Shaowau Yuxing Bamboo Products Co., Ltd. in the People's Republic of China.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 29, 2008, the Company has not yet achieved profitable operations and has accumulated a deficit of $126,282. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends will need to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.


2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and are presented in US Dollars.

Development Stage Company

The Company is considered to be in the development stage, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statemens and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to useful lives of assets and deferred income tax rates and timing of the reversal of income tax differences.

Equipment

Equipment is recorded at cost and amortized over its estimated useful life on a 20% declining balance method. In the year of acquisition, only one-half of the amortization is recorded.

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities and amount due to related party, is equal to carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

Income Taxes

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertaintly in Income Taxes, an interpretation of FASB Statement No. 109" ) ("FIN 48"). FIN 48 clarifies the accounting for uncertaintly in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on March 1, 2007.


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

Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 29, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Non-controlling Interests in Consolitdated Financial Statements" (SFAS No. 160"). This statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements will have no impact.SFAS No. 160 is effective for the Company's fiscal year beginning March 1, 2009. Management has determined that the adoption of this standard will no have an impact on the Company's financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008


2.    SIGNIFICANT ACOUNTING POLICIES (cont'd{ellipsis})

In December 2007, the FASB issued SFAS 141R, Business Combinations, SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized. Management has determined that the accounting standard will have no effect on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on
an   entity's financial position,  financial  performance,  and cash  flows.
SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on March 1, 2009, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 110. SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section
D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective March 1, 2008 for the Company. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

3. RELATED PARTY TRANSACTIONS

The Company has a balance owing to a director of the Company in the amount of $24,500 as at February 29, 2008 (February 28, 2007: $17,500). The amount due to related party is non-interest bearing, unsecured, with no stated terms of repayment.

The Company recognized donated services, commencing November 1, 2005, to directors of the Company for management fees, valued at $500 per month, as follows:



                 Year ended          Year ended  	 July 1, 2005 (Inception) to
                 February 29, 2008   February 28, 2007   February 29, 2008

Management fees  $6,000		     $6,000		 $14,000


Related party transactions are measured at the exchange amount, which represents the amount agreed to between the related parties.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008


4. COMMON STOCK

On November 1, 2007, the Company completed a five for one (5:1) forward stock split of its common shares. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect to this stock split.

At February 29, 2008, the Company had no issued or outstanding stock options or warrants.

5. INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

                                        2008                     2007
                                        $                        $
Loss before income taxes                (64,110)                 (50,595)
Statutory tax rate                      35%                      35%

Expected recovery of income
taxes computed at standard rates        22,439                   17,708
Non-deductible items                    (2,100)                  (2,100)
Valuation Allowance                     (20,339)                 (15,608)
                                        $-                       $-

At February 29, 2008, the Company had accumulated non-capital loss carry-forwards of approximately $112,000, which are available to reduce taxable income in future taxation years and expire as follows:

                                2026  $   11,000
                                2027      45,000
                                2028      56,000
                                      $   112,000

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley
(SOX) Section 404 (a). The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of February 29, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of February 29, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of outside directors on the Company's board of directors can resulting in oversight in the establishing and monitoring of required internal controls and procedures which can affect the process of preparing Company's financial statements.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the financial reporting department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 8B.  Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                      Position with Registrant  Served as a Director or Officer
Name            Age                             Since

Eric Wildstein  27    President, C.E.O,         August 7, 2007
                      promoter and director

Chih Chun Wu    37    Secretary, Treasurer,     July 1, 2005
                      principal accounting
                      officer, principal
                      financial officer and
                      director

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

MR. Wildstein has acted as our President and Chief Executive Officer since August 7, 2007. After graduating with a Bachelor's of Science degree in Kinesiology from Arizona State University in 2003, Mr. Wildstein was involved in the set-up and operation of a successful chain of health food restaurants and related catering operations in Scottsdale, Arizona. During this time, Mr. Wildstein was also involved in venture capital investments and was associated with an established hospitality company involved in the public relations and event management sector.

Mr. Wildstein devotes 20% of his business time to our affairs. He is responsible for managing the implementation of our marketing strategy for the bamboo wood flooring products.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 29, 2008 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                               Number      TransactionsKnown Failures
                               Of  late    Not Timely  To File a
Name and principal position    Reports     Reported    Required Form
-------------------------------------------------------------------------------
----------
Eric Wildstein                 0           0           0
(President and director)
Chih Chun Wu                   0           0           0
(Secretary, treasurer and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 29, 2008.


           Annual Compensation            Long Term Compensation
                             Other        Restricted               All
                             Annual       Stock   Options LTIP     Other
Name       Year Salary Bonus Compensation Awarded /SARs#  Payouts$ Compensation
(1) &
Title

Eric
Wildstein,
President  2007 0      0     0            0       0       0        0
Chih Chun
Wu,
Secretary
Treasurer  2007 0      0     0            0       0       0        0
Bruce
Biles,
Past
President  2007 0      0     0            0       0       0        0

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 29, 2008, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and
(iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF    NAME AND ADDRESS        BENEFICIAL   PERCENT
CLASS       OF BENEFICIAL OWNER     OWNERSHIP    OF CLASS

COMMON      Eric Wildstein          6,000,000    14.54%
STOCK       President, Chief
            Executive Officer
            and Director
            3723 East Maffeo Road
            Phoenix, Arizona, USA, 89050


COMMON      Chih Chun Wu            15,000,000   36.33%
STOCK       Secretary, Treasurer
            Principal Accounting
            Officer and Director
            No. 6 Hua Nan Road
            Longtan, Taoyuan
            Taiwan

COMMON      All officers and        21,000,000   50.87%
STOCK       directors as a group
            that consists
            Of shares two people

The percent of class is based on 41,283,333 shares of common stock issued and outstanding as of the date of this annual report.

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

            * filed as an exhibit to our registration statement on Form SB-2 dated May 26, 2006

Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of fiscal 2008.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our  principal  accountants,  Dale  Matheson   Carr-Hilton  LaBonte, Chartered
Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                Fiscal year ended     Fiscal year ended
                February 29, 2008     February 28, 2007

Audit fees      $12,500               $11,000
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

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be igned on its behalf by the undersigned, thereunto duly authorized.

Regal Life Concepts, Inc.


By      /s/ Eric Wildstein
        Eric Wildstein
        President, CEO & Director
        Date: May 29, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Eric Wildstein __________
        Eric Wildstein
        President, CEO & Director
        Date: May 29, 2008


By      /s/ Wu Chih Chun___________
        Chih Chun Wu
        Secretary and Director
        Date: May 29, 2008