Form 10QSB
period 2008-07-14
Regal Life Concepts, Inc.
filed 2008-07-14
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

[ X ] Quarterly  Report  pursuant  to  Section  13  or 15(d)  of the Securities
      Exchange Act of 1934

      For the period ended May 31, 2008

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange  Act of 1934

      For the transition period           to

            Commission File Number   333-134536

                            Regal  Life Concepts, Inc.
                ___________________________________________________
     (Exact  name of Small Business Issuer as specified  in  its  charter)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,783,333 shares of common stock with par value of $0.001 per share outstanding as of July 14, 2008.

                           REGAL LIFE CONCEPTS, INC.
                          (FORMERLY REGAL ROCK, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2008

REGAL LIFE CONCEPTS, INC.
(FORMERLY REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

                                        May 31, 2008    February 28, 2008


               ASSETS

CURRENT
 Cash                                   $94,708         $64,141
 Prepaid expenses                        884             3,258
                                         95,592          67,399

EQUIPMENT, net                           3,365           3,408
                                        $98,957         $70,807

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
 Accounts payable and accrued
 liabilities                            $8,797          $23,989
 Due to related party                    24,500          24,500
                                         33,297          48,489

STOCKHOLDERS' EQUITY
 Common stock (Note 2)
  Authorized:
  100,000,000 common shares, par
  value $0.001 per share
  Issued and outstanding:
  41,783,333 common shares
  (February 28, 2008 - 41,283,333)       41,783          41,283
  Additional paid-in capital             183,317         107,317
  Deficit accumulated during the
  development stage                      (159,440)       (126,282)
                                         65,660          22,318
                                        $98,957         $70,807

SUBSEQUENT EVENT (NOTE 3)



   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                Cumulative
                                                                From
                              Three Months     Three Months     (Date of
                              Ended            Ended            Inception) to
                              May 31, 2008     May 31, 2007     May 31, 2008




EXPENSES
 Amortization                 $43              $43              $324
                               43               43               547
  Bank charges and interest
  Filing and transfer agent
  fees                         -                -                25,943
  Management fees              1,500            1,500            15,500
  Office                       1,644            -                2,115
  Professional fees            13,076           -                77,049
  Rental expenses              2,375            -                4,750
  Travel and promotion         14,935           -                33,212


NET LOSS                      $(33,158)        $(1,596)          $(159,440)


NET LOSS PER SHARE-
BASIC AND DILUTED             $(0.00)          $(0.00)


WEIGHTED  AVERAGE  NUMBER
OF COMMON SHARES OUTSTANDING-
BASIC AND DILUTED              41,315,942       41,150,000












   The accompanying notes are an integral part of these financial statements.

(FORMERLY REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                Cumulative
                                                                From
                              Three Months     Three Months     (Date of
                              Ended            Ended            Inception) to
                              May 31, 2008     May 31, 2007     May 31, 2008

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net loss                    $(33,158)        $(1,596)         $(159,440)

 Non-cash items:
 Amortization                 43               43               324
 Donated capital              1,500            1,500            15,500
 Changes in non-cash
 operating  working
 capital items:
 Prepaid expenses             2,374            -                (884)
 Accounts payable and
 accrued liabilities          (15,192)         (3,500)          8,797
NET CASH USED IN OPERATING
ACTIVITIES                    (44,433)         (3,553)          (135,703)

CASH FLOWS FROM INVESTING
ACTIVITIES
  Acquisition of equipment    -                -                (3,689)

NET CASH USED IN INVESTING
ACTIVITIES                    -                -                (3,689)


CASH FLOWS FROM FINANCING
ACTIVITIES
 Due to related party         -                2,000            24,500
 Issuance of common shares    75,000           -                209,600

NET CASH PROVIDED BY
FINANCING ACTIVITIES          75,000           2,000            234,100

INCREASE (DECREASE) IN CASH   30,567           (1,553)          94,708

CASH, BEGINNING               64,141           3,571            -

CASH, ENDING                 $94,708          $2,018           $94,708


SUPPLEMENTAL CASH FLOW
INFORMATION:
CASH PAID FOR:
 Interest                    $-               $-               $-
 Income taxes                $-               $-               $-










   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commoission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2008, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

NOTE 2 - COMMON STOCK

During the three months ended May 31, 2008, the Company issued 500,000 common shares for total proceeds of $75,000, which raised the total number of common shares issued and outstanding to 41,783,333.

As at May 31, 2008, there were 1,166,665 warrants outstanding at an exercise price of $1.00 per warrant.


NOTE 3 - SUBSEQUENT EVENT

On May 28, 2008, the Company announced that it is negotiating a standstill agreement with Amaravati Co. Ltd. ("Amaravati"), whereby Amaravati has granted the company a period of exclusivity during which it can complete its due diligence and structure an agreement to acquire Amaravati's principal asset, a 50-room resort located in Chiang Mai, Thailand. As of July 9, 2008, the agreement is still in process and the transaction has not been competed.

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

The Company previously announced that we are proceeding with the sale of up to $750,000 in the private placement of its pre-split securities at $0.75 per Unit. Each Unit to consist of one pre-split share of the Company's common stock and one pre-split common share purchase warrant (a "Warrant"). Each Warrant is exercisable into one pre-split share of Common Stock at an exercise price of US$1.00 per Warrant Share, for a period of two years. The private placement is intended to finance potential acquisition and working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects. Although upon the completion of the private placement financing, we will have sufficient funds for any immediate working capital needs, additional funding may still be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING MAY 31, 2008

We did not earn any revenues in the three-month period ended May 31, 2008. During the same period, we incurred operating expenses of $33,158 consisting of professional fees of $13,076, travel and promotional expenses of $14,395, management fees of $1,500, office charges of $4,019, amortization charges of $43 and bank charges of $125.

At May 31, 2008, we had assets of $98,957 consisting of $94,708 in cash, prepaid expenses of $884 and a computer recorded at $3,365. We had liabilities as of May 31, 2008 of $33,297 consisting of accounts payable and accrued liabilities of $8,797 and a loan from a director for $24,500.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure  controls and procedures as of
May  31,  2008.   This  evaluation  was conducted by Eric Wildstein, our chief executive officer and Wu Chih Chun, our principal accounting officer.

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

None.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 14, 2008

Regal Life Concepts, Inc.


/s/ Eric Wildstein
------------------------------
Eric Wildstein, President