Form 10QSB
period 2008-10-10
Regal Life Concepts, Inc.
filed 2008-10-10
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

[ X ]Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
     Exchange Act of 1934

     For the period ended August 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,150,000 shares of common stock with par value of $0.001 per share outstanding as of October 10, 2008.

                           REGAL LIFE CONCEPTS, INC.
                       (FORMERLY NAMED REGAL ROCK, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                AUGUST 31, 2008

                                  (UNAUDITED)



























BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY
                            STATEMENTS OF CASH FLOWS
NOTES TO THE FINANCIAL STATEMENTS

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS


                                   August 31, 2008     February 28, 2008
                                   (Unaudited)         (Audited)

                 ASSETS

CURRENT
 Cash                              $589,845            $64,141
 Prepaid expenses                   884                 3,258
                                    590,729             67,399
EQUIPMENT, net                      3,322               3,408
                                   $594,051            $70,807


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
 Accounts payable and
 accrued liabilities               $13,525             $23,989
 Due to related party (Note 3)      -                   24,500
                                    13,525              48,489

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock (Note 4)
 Authorized:
 100,000,000 common shares, par
 value $0.001 per share
 Issued and outstanding:
 42,550,000 common shares
 (February 28, 2008 - 41,150,000)   46,150              41,817
 Additional paid-in capital         755,450             106,783
 Deficit accumulated during the
 development stage                  (221,074)           (126,282)
                                    580,526             22,318
                                    $594,051            $70,807





   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     Period
                                                                     From
                                                                     July 1,
                                                                     2005
                                                                     (Date of
                                                                     Inception)
             Three Months  Three Months  Six Months    Six Months    to
             Ended August  Ended August  Ended August  Ended August  August
             31, 2008      31, 2007      31, 2008      31, 2007      31, 2008





EXPENSES
Amortization $43           $42           $85           $85           $367
Bank charges
and interest  115           18            240           71            662
Filing and
transfer
agent fees    783           -             783           -             26,726
Management
fees          1,500         1,500         3,000         3,000         17,000
Office        3,145         -             1,500         -             3,616
Professional
fees          34,945        -             48,022        -             111,994
Rental
expenses      -             -             2,375         -             4,750
Travel and
promotion     22,747        -             37,142        -             55,960

NET LOSS     $(61,634)     $(1,560)      $(94,792)     $(3,156)      $(221,074)

NET LOSS PER
SHARE -
BASIC AND
DILUTED      $(0.00)       $(0.00)       $(0.00)       $(0.00)

WEIGHTED
AVERAGE
NUMBER OF
COMMON
SHARES
OUTSTANDING
-BASIC
AND DILUTED  44,376,451     41,150,000    43,112,865    41,150,000











   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Cumulative
                                              From
                                              July 1,
                                              2005
                                              (Date of
                                              Inception)
                Six Months    Six Months      to
                Ended August  Ended August    August
                31, 2008      31, 2007        31, 2008


CASH FLOWS
FROM OPERATING
ACTIVITIES

Net loss       $(94,792)     $(3,156)        $(221,074)
Non-cash items:
Amortization    85            85              367
Donated
capital         3,000         3,000           17,000
Changes in
non-cash
operating
working
capital items:
Prepaid
expenses        2,374         -               (884)
Accounts
payable and
accrued
liabilities     (10,463)      (3,500)         (13,525)
NET CASH USED
IN OPERATING
ACTIVITIES      (99,796)      (3,571)         (191,066)
CASH FLOWS
FROM INVESTING
ACTIVITIES
Purchase
of equipment    -             -               (3,689)
NET CASH USED
IN INVESTING
ACTIVITIES      -             -               (3,689)

CASH FLOWS FROM
FINANCING
ACTIVITIES
Due to
related party   (24,500)      2,000           -
Issuance of
common shares   650,000       -               784,600

NET CASH PROVIDED
BY FINANCING
ACTIVITIEs      625,500       2,000           784,600

Increase (Decrease)
in Cash         525,74        (1,571)         589,845

CASH,
BEGINNING       64,141        3,571           -

CASH,
ENDING         $589,845      $2,000          $589,845

SUPPLEMENTAL
DISCLOSURE OF
CASH FLOW
INFORMATION:
CASH PAID FOR:
Interest       $-            $-              $-
Income taxes   $-            $-              $-





   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.BASIS OF PRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2008, included in the Company's Form 10-K filed with the Securities nd Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

2.COMMON STOCK

During the six months ended August 31, 2008, the Company issued 4,333,330 common shares for total proceeds of $650,000, which raised the total number of common shares issued and outstanding to 46,150,000. EAch unit consists of one common share and one share purchase warrant exercisable into one share of common stock at an exercise price of $1.00 per share for a period of two years. The issuance of these warrants raised the total number of warrants issued and outstanding to 5,000,000.

3.SUBSEQUENT EVENT

On September 18, 2008, the Company signed a letter of intent with AWA Wine Company Ltd. ("AWA"), in the People's REpublic of China, to acquire 26% of the issued and outstanding shares of AWA for a purchase price of $500,000. The Company has an pption to acquire an additional 25% of the issued and outstanding shares $500,000 upon the achievement of certain business milestones. As of October 2, 2008, a formal agreement has not be executed.

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

In addition, we anticipate spending an additional $20,000 on administrative fees. Total expenditures over the next 12 months are therefore expected to be $50,000.

Meantime, we continue to review other potential acquisitions of and sales and distribution arrangements with companies involved in the wholesale and manufacturing sectors. We are currently in the process of completing due diligence investigations on a Thailand based spa resort facility as well as various opportunities in the real estate and healthcare sectors. ON May 28, 2008, the company annouced that it has entered into a standstill agreement with Amaravati Co., Ltd. ("Amaravati"), whereby Amaravati has granted the Company a period of exclusivity to complete due diligence and structure an agreement to acquire an equity interest in Amaravati's principal asset, a resort located in Chiang Mai, Thailand. As of the date of this report, the transaction has not yet been completed. We are currently also in the process of completing due diligence investigations on a wine distrubutor in China as well as various opportunities in the health and wellness sector.

Subsequent to the quarter, the Company entered into a letter of intent with AWA Wine Company Ltd. ("AWA), in the People's Republic of China, to acquire 26% of the issued and outstanding shares of AWA for a purchase price of $500,000. The Company has an option to acquire an additional 25% of the issued and outstanding shares of AWA for a purchase price of $500,000 upon acheivement of certain business milestones. To the date of this report, a formal agreement has not been executed.

During the quarter, the Company completed upon the previously announced sale of up to $750,000 in the private placement of its pre-split securities at $0.75 per Unit. Each Unit to consist of one pre-split share of the Company's common stock and one pre-split common share purchase warrant (a "Warrant"). Each Warrant is exercisable into one pre-split share of Common Stock at an exercise price of US$1.00 per Warrant Share, for a period of two years. The private placement is intended to finance potential acquisition and working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects. Although the completion of the private placement financing allows us to have sufficient funds for any immediate working capital needs, additional funding may still be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

Our ability to generate sufficient cash to support our operations will be based upon our sales staff's ability to generate bamboo flooring sales. We intend to accomplish this by securing a significant number of agreements with large and small retailers and by retaining suitable salespersons with experience in the retail sales sector.

RESULTS OF OPERATIONS FOR PERIOD ENDING AUGUST 31, 2008

We did not earn any revenues in the three-month period ended August 31, 2008. During the same period, we incurred operating expenses of $61,634 consisting of professional fees of $34,945, travel and promotional expenses of $22,748, management fees of $1,500, office charges of $1,500, transfer agent fees of $783, amortization charges of $43 and bank charges of $115.

At August 31, 2008, we had assets of $594,051 consisting of $589,845 in cash, prepaid expenses of $884 and a computer recorded at $3,322. We have no liabilities as of August 31, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2008. This evaluation was conducted by Eric Wildstein, our chief executive officer and Wu Chih Chun, our principal accounting officer.

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

October 10, 2008

Regal Life Concepts, Inc.


/s/ Eric Wildstein
------------------------------
Eric Wildstein, President