Form 10-Q
period 2009-01-12
Regal Life Concepts, Inc.
filed 2009-01-12
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

[ X ] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
      Exchange Act of 1934

      For the period ended November 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,816,665 shares of common stock with par value of $0.001 per share outstanding as of January 12, 2009.

                           REGAL LIFE CONCEPTS, INC.
                       (FORMERLY NAMED REGAL ROCK, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               NOVEMBER 30, 2008

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

                                November 30, 2008   February 28, 2008


                ASSETS

CURRENT
 Cash                           $649,614            $64,141
 Prepaid expenses                -                   3,258
                                 649,614             67,399

EQUIPMENT, net                   3,280               3,408
                                $652,894            $70,807

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
 Accounts payable and
 accrued liabilities            $15,000             $23,989
 Due to related party            -                   24,500
                                 15,000              48,489


STOCKHOLDERS' EQUITY
 Common stock (Note 2)
 Authorized:
  100,000,000 common shares,
  par value $0.001 per share
  Issued and outstanding:
  46,816,665 common shares
  (February 28, 2008 -
  41,816,670)                    46,816              41,817
  Additional paid-in capital     889,617             106,783
  Deficit accumulated during
  the development stage          (298,539)           (126,282)
                                 637,894             22,318

                                $652,894            $70,807








   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                               Cumulative from
                   Three      Three      Nine       Nine       July 1, 2005
                   Months     Months     Months     Months     (Date of
                   Ended      Ended      Ended      Ended      Inception) to
                   November   November   November   November   November
                   30, 2008   30, 2007   30, 2008   30, 2007   30, 2008






EXPENSES
 Amortization     $43         $42        $128       $128       $409
 Bank charges
 and interest      185         13         424        84         847
 Filing and
 transfer agent
 fees              3           -          786        -          26,729
 Management fees   1,500       1,500      4,500      4,500      18,500
 Office            13,037      -          16,182     -          16,652
 Professional
 fees              48,142      4,500      96,164     4,500      160,136
 Rental expenses   -           -          2,375      -          4,750
 Travel and
 promotion         14,556      -          51,698     -          70,516

NET LOSS          $(77,466)   $(6,055)   $(172,257) $(9,212)   $(298,539)

NET LOSS PER
SHARE - BASIC
AND DILUTED       $(0.00)     $(0.00)    $(0.00)    $(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
- BASIC AND
DILUTED           46,450,366  41,150,000  44,217,274  41,150,000
















   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                           Cumulative from
                   Nine        Nine	   July 1, 2005
                   Months      Months      (Date of
                   Ended       Ended	   Inception) to
                   November    November    November
                   30, 2008    30, 2007    30, 2008

CASH FLOWS FROM
OPERATING
ACTIVITIES
 Net loss         $(172,257)  $(9,212)    $(298,539)
Non-cash items:
 Amortization      128         128         409
 Donated capital   4,500       4,500       18,500
Changes in non-
cash operating
working capital
items:
 Prepaid expenses  3,258       (5,000)     -
 Accounts payable
 and accrued
 liabilities       (8,989)     (500)       15,000
NET CASH USED IN
OPERATING
ACTIVITIES         (173,360)   (10,084)    (264,630)

CASH FLOWS FROM
INVESTING ACTIVITIES
 Purchase  of
 equipment         -           -           (3,689)
 NET CASH USED
 IN INVESTING
 ACTIVITIES        -           -           (3,689)

CASH FLOWS FROM
FINANCING ACTIVITIES
 Due (to) from
 related party    (24,500)     7,000       -
 Issuance of
 common shares    783,333      100,000     917,933
NET CASH PROVIDED
BY FINANCING
ACTIVITIES        758,833      107,000      917,933

INCREASE IN
CASH              585,473      96,916       649,614

CASH,
BEGINNING         64,141       3,571        -

CASH, ENDING     $649,614     $100,487     $649,614

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
  Interest       $-           $-           $-
  Income taxes   $-           $-           $-

   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(FORMERLY NAMED REGAL ROCK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.      BASIC PRESENTATION

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2008, included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

2.      COMMON STOCK

During the nine months ended November 30, 2008, the Company issued 4,333,330 units for total proceeds of $650,000. Each unit consist of one common share and one share purchase warrant exercisable into one share of common stock at an exercise price of $0.20 per share for a period of two years.

On October 21, 2008, the Company issued 666,665 common shares for the exercise of 666,665 warrants for total proceeds of $133,333.

As at November 30, 2008, there are 4,333,335 warrants issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Meantime, we are undertaking additional investment and due diligence review of the Amaravati resort located in Chiang Mai, Thailand. On November 5, 2008, the Company announced that it has added Thailand-based Ronald Decter, a hospitality industry veteran and expert in traditional Ayurveda health programs, to the Company's Advisory Board to help identify and evaluate spa/resort acquisition opportunities throughout Thailand, Vietnam and Bali.

The company is also in the process of completing due diligence investigations on a wine distributor in China. During the quarter, we have entered into a Letter of Intent to acquire up to a 51% equity interest in Guangzhou Awa Wine Co., Ltd., a China-based wine import and distribution company. The Company intends to diversify its business efforts in 2009 to focus on health, wellness and lifestyle arena.

In the prior quarter, the Company completed upon the previously announced sale of up to $750,000 in the private placement of its pre-split securities at $0.75 per Unit. Each Unit to consist of one pre-split share of the Company's common stock and one pre-split common share purchase warrant (a "Warrant"). Each Warrant is exercisable into one pre-split share of Common Stock at an exercise price of US$1.00 per Warrant Share, for a period of two years. The private placement is intended to finance potential acquisition and working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects. Although the completion of the private placement financing allows us to have sufficient funds for any immediate working capital needs, additional funding may still be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING NOVEMBER 30, 2008

We did not earn any revenues in the three-month period ended November 30, 2008. During the same period, we incurred operating expenses of $77,466 consisting of professional fees of $48,142, travel and promotional expenses of $14,556, management fees of $1,500, office charges of $13,037, transfer agent fees of $3, amortization charges of $43 and bank charges of $185.

At November 30, 2008, we had assets of $652,894 consisting of $649,614 in cash, and equipment recorded at $3,280. We have $15,000 in liabilities as of November 30, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2008. This evaluation was conducted by Eric Wildstein, our chief executive officer and Xiao Wen Quan, our director and principal financial officer.

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




CONCLUSIONS

Based upon their evaluation of our controls, Eric Wildstein, our chief executive officer and Xiao Wen Quan, our director and principal financial officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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


Current Reports on Form 8-K

During the quarter ended November 30, 2008, we filed the following current report on Form 8-K:

On November 28, 2008, we filed a current report on Form 8-K disclosing that Xiao Wen Quan of the People's Republic of China had been appointed as director and principal financial officer in place of Wu Chih Chun.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 12, 2009

Regal Life Concepts, Inc.


/s/ Eric Wildstein
------------------------------
Eric Wildstein, President