Form 10-K
Regal Life Concepts, Inc.
filed 2009-05-28
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 28, 2009

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

               Yes      X                                No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

$9,831,500 as at May 28, 2009 based on the average bid price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              46,816,665 shares of common stock as at May 28, 2009

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

ITEM 2:  DESCRIPTION OF PROPERTY..............................................10

ITEM 3:  LEGAL PROCEEDINGS....................................................10

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............10

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............11

ITEM 7:  FINANCIAL STATEMENTS.................................................13

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                 FINANCIAL DISCLOSURES........................................25

ITEM 8A:  CONTROLS AND PROCEDURES.............................................25


ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........26

ITEM 10:  EXECUTIVE COMPENSATION..............................................27

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......27

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................28

ITEM 13:  EXHIBITS AND REPORTS................................................29

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVCES...............................30

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

IN GENERAL

We commenced operations as a distributor of bamboo wood flooring products focused on opportunities created by demand in new residential construction and home improvement activity in North America. However, there is no assurance that our initial business model is commercially and economically viable. Further marketing of the product in a broader distribution network will be required before a final evaluation as to the economic feasibility of the Company's initial business plan can be determined. Economic feasibility refers to the ability of an enterprise to conduct its business operations in a profitable and cash-flow positive manner.

We are also continuing to review other potential opportunities in the hospitality and health and wellness sectors. In 2008, we entered into a standstill Agreement with a Thailand corporation, Amaravati Inc., whose primary asset is a 50-room spa resort located in Chiang Mai, Thailand, with an aim to open an opportunity in the hospitality sector in Thailand,. Given the geopolitical uncertainty in the country, we are currently putting this project on hold. Notwithstanding, on November 5, 2008, the Company added Thailand-based Ronald Decter, a hospitality industry veteran and expert in traditional Ayurveda health programs, to the Company's Advisory Board to help identify and evaluate spa/resort acquisition opportunities throughout Asia.

To ensure the viability and solvency of our company, we now intend to phase out the business line involving the distribution of bamboo flooring and devote our ongoing business efforts to the wine distribution business in China. On January 29, 2009, we signed a Capital Increase and Equity Investment Agreement, along with related agreements and contracts required by Chinese regulatory bodies, with Guangzhou AWA Wine Co., Ltd. ("AWA Wine"). Under the terms of this agreement, we will make a cash equity injection of approximately US$300,000 to acquire an initial 26% equity stake in AWA Wine (subject to Chinese regulatory approval) and we will undertake an additional shareholder loan of US$200,000. In the last quarter of the current fiscal year, a US$200,000 loan installment has been advanced to AWA Wine. Upon the successful achievement of various business milestones mandated in the executed agreements, we have the option to increase its equity interest to a 51% equity interest in AWA Wine.

The AWA Wine network currently comprises 16 established corporate-owned and franchised locations throughout China that is servicing over a 50,000-strong membership base. The new joint venture will, amongst other initiatives, lead to the opening of additional corporate-owned AWA Wine locations in China and the development of an improved IT infrastructure to enhance backend administration, sales and logistics support. AWA Wine's strategic positioning in this booming China growth sector and its early rapid expansion makes the company an attractive addition to our Health, Wellness and Lifestyle portfolio.

Since the launch of AWA Wine in 2005, it has expanded rapidly within the wine import and distribution marketplace in China. It has an innovative and tested business model that has been successful in capitalizing on the rapid growth in the number of Chinese wine consumers. The AWA Wine sales model includes street level storefront locations with upper lounge areas that provide a venue for wine tasting events and wine education programs. The company's membership and loyalty program has been one of the keys to their success. Since its inception, AWA Wine has successfully established mutually beneficial strategic partnerships with significant business corporations such as HSBC, Bank of China, Bank of Communications, BMW China, China Telecom, LY Telecom, China Mobile, Hunan Television, Radio Guangdong, Kenfil China, etc. to promote brand awareness through various co-brand marketing alliances. AWA Wine recognizes the potential of these profitable relationships, which can advance AWA Wine's mission to become the leading wine distributor in China. Partnerships with these leading corporations in each respective industry in China have contributed largely to the success of AWA Wine Club to date and in the rapid growth in its club membership base of over 50,000 members. Such a novel membership drive and brand building approach led to the receipt of a Standard of Excellence award for innovative marketing management by Mr. Nie Weifeng, CEO of AWA Wine, in 2008.


In December 2008, we added Mr. Terry C. Moran to the Company's Advisory Board., who will assist in strengthening AWA Wine's marketing strategy and branding and in identifying premium wine brands for distribution through the growing AWA Wine distribution network in Asia. As a 12-year veteran of the international wine scene, Mr. Moran possesses in-depth knowledge of the global wine distribution marketplace. As President of Amati Corporation, he founded the highly acclaimed, super premium Sch{o"}nmarke Gold Icewine brand and has developed a successful wine distribution business. He created a global market for the Sch{o"}nmarke brand, which includes international distribution into Asia and Europe.

The new joint venture company (JV) will commence its business plan in three phases:

Phase One:

JV will obtain a formal wine import license to begin the importing of wine into China and set up a new Head Office to recruit new alliance stores. JV will open a second corporate-owned AWA flagship Wine Cellar club location in TianHe District, Guangzhou, China. This second Wine Cellar location, along with the existing AWA Wine Cellar club located in Yuexiu District will serve as the design and sales model for all other franchise boutiques to be opened thereafter. This phase will begin in the second quarter of 2009.

Phase Two:

JV will set up a regional base to recruit alliance stores in Eastern China and Central China, where JV intends to strengthen the strategic placing and franchising of club locations in that region. JV will establish a logistics and production distribution joint cooperation business with each of the Shandong
Provincial  and  Nanjing  Municipal  branches  of  China  Post.   The  objective
underlying this phase expansion seeks to expand and solidify AWA brand recognition and advance its market penetration. This phase will begin in the third quarter of 2009.

Phase Three:

During this Phase, JV intend to have an auditable base of greater than 30,000 active members purchasing products from AWA national chain stores. JV will complete the development of a membership back-end administration system for the AWA network of in-house owned and franchised store outlets. This phase will see JV strengthening its back-end administration and sales support and build upon its database assets to expand its future scope of business. This phase will begin in the fourth quarter of 2009.


CHINA WINE MARKETPLACE

The wine market capacity in China is huge and shows significant potential. During January to July 2008, China yielded 507,000 tons of wine, an accumulated growth rate of 66%. Compared to the import of only 84.89 million liters of imported wine products in the first five months of 2008, there is a huge potential market growth for imported wine in China. With improvement in the supervision and regulatory climate for the imported wine industry, together with the maturity of consumption of domestic wine products, market competition has intensified and foreign wine products have strengthened their competitiveness in the Chinese market. According to a Feb 2 2009 Financial Post article, British firm IWSR conducted a study which projected that Russia and China will account for 58% of the growth in wine consumption in 2009. With current annual Chinese consumption of wine at only about a half-liter per capita compared to the current world average of 3.5 liters per capita per year, there is huge potential market growth for the imported wine industry in China.

According to China Alcohol Industry Association, wine consumption in China is increasing substantially and is already the largest wine consumer in Asia. The consumption of wine in China is forecasted to increase 70% between 2008 and 2011. In 2011, estimated wine consumption in China will be 1,100,000,000 liters. In addition, the premium wine market in China is growing fast and the highest increase in wine sales is expected in the premium wines category with an estimated growth rate of 157.5% for the period 2005 -2010, to reach 50% of total wine consumption. Wine consumption in China has exhibited annual growth rates in excess of 8% over the past several years and is projected to exceed 1 billion bottles in 2011. Industry experts say China may become the World's eighth largest wine consumer by 2012.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.

Our business plan calls for ongoing expenses in connection with the marketing of
the  health,  wellness  and  lifestyle  portfolios.   We  have not generated any
revenue from operations to date.

At February 28, 2009, we had cash on hand of $382,749 and we have accumulated a deficit of $388,568 in business development and administrative expenses during the most recent fiscal year. Subject to the approval of the Chinese Regulatory bodies on the Capital Increase and Equity Investment in Guangzhou AWA Wine Co., Ltd, we will make a cash equity contribution of US$300,000 and undertake a US$200,000 shareholder loan injection, of which US$200,000 was advanced to AWA during the last quarter. At this rate, we expect that we will only be able to continue operations for six months without additional funding. We anticipate that additional funding will be needed for general administrative expenses and marketing costs.

In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

We do not currently have any arrangement for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on July 1, 2005 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this prospectus and have incurred total losses of $388,568 from our incorporation to February 28, 2009.

Accordingly, you cannot evaluate our business, and therefore our future prospects, due to a lack of operating history. To date, our business development activities have consisted of negotiating and executing a marketing and sales distribution agreement with Shaowau Yuxing Bamboo Products Co., Ltd., a private Chinese company that manufactures bamboo flooring products, and initial marketing of bamboo floor products. During the year, we have contracted a potential capital increase and equity investment in Guangzhou AWA Wine Co., Ltd, a wine importer and distributor in Guangzhou, China which is subject to the Chinese Regulatory approval. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

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

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN THE BAMBOO FLOORING BUSINESS OR THR WINE DISTRIBUTION BUSINESS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Neither of our directors has any technical training or experience in the flooring business nor wine importation experience into China. In addition, we do not have any employees with experience in these business sectors. As a result, we may not be able to recognize and take advantage of product and market trends in the sector and we may be unable to accurately predict consumer demand. As well, our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

BECAUSE OUR PRESIDENT AND FORMER DIRECTOR AND OFFICER COLLECTIVELY OWN 45% OF OUR OUTSTANDING COMMON STOCK, THEY CAN COLLECTIVELY MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Eric Wildstein, our President and Chih Chun Wu, a former director of the Company, collectively own approximately 45% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these individuals may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

OUR   SALES   AND  PROFITABILITY  FROM  THE  BAMBOO  FLOORING  BUSINESS   DEPEND
SIGNIFICANTLY ON NEW RESIDENTIAL CONSTRUCTION AND HOME IMPROVEMENT ACTIVITY.

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

THE BUILDING MATERIALS DISTRIBUTION INDUSTRY IN WHICH WE COMPETE IS HIGHLY CYCLICAL, AND ANY DOWNTURN RESULTING IN LOWER DEMAND OR INCREASED SUPPLY COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

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

ALL OF OUR FLOORING PRODUCT PURCHASES HAVE BEEN MADE FROM ONE SUPPLIER. IF THAT SUPPLIER DECREASED OR TERMINATED ITS RELATIONSHIP WITH US OUR FLOORING BUSINESS WOULD LIKELY FAIL IF WE ARE UNABLE TO FIND A SUBSTITUTE FOR THAT COMPANY.

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

OUR GROWTH MAY SUFFER IF AN ECONOMIC DOWNTURN IN OUR MAJOR MARKET INHIBITS PEOPLE FROM SPENDING THEIR DISPOSABLE INCOME ON WINE PRODUCTS.

Our growth depends significantly on continued economic growth in the wine industry in China where AWA Wine sells and distributes wine and related accessory products. Because wine is paid directly by the consumer out of disposable income, an economic downturn in the Chinese market could have an adverse effect on the sales and profitability of our products.

EXPANDING OUR AWA WINE{trademark} CLUB RETAIL LOCATIONS MAY BE DIFFICULT AND EXPENSIVE

Our wine distribution company based in China is young, but is an established business with a recognized and respected brand in the Chinese wine industry. We currently have 18 retail and corporate wholesale outlets throughout China, and our wine products are available directly to our consumers on our website.

As part of our growth strategy, we plan to expand our distribution and retail network, which will allow us to sell more products on a monthly basis and negotiate on more favorable terms with our suppliers. Successfully executing this strategy will depend on many factors, including:

   1. Our ability to attract and retain qualified distributors that can develop direct sales channels;
   2. Our ability to attract and retain qualified franchisees that will enable us to expand upon our retail membership base and sell through a greater quantity of products on a monthly basis;
   3. Our ability to use and protect the AWA Wine {trademark} brand, and our other intellectual property, in these new markets and territories; and
   4. Our ability to successfully compete in these new markets and territories.

If we are not successful in expanding the AWA Wine {trademark} brand, our business may fail to grow and our brand may suffer.

AN INCREASE IN EXCISE TAXES OR GOVERNMENT REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR WINE BUSINESS.

China and certain other countries in which we operate impose excise and other taxes on beverage alcohol products in varying amounts which are subject to change. Significant increases in excise or other taxes on beverage alcohol products could materially and adversely affect our results of operations and financial condition. Many states in the United States, covering some of our wine suppliers, have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. In addition, federal, provincial, municipal and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, trade and pricing practices, permitted and required labelling, advertising and relations with wholesalers and retailers. Certain federal, provincial and foreign regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on our financial condition and results of operations.

WE RELY ON THE PERFORMANCE OF WHOLESALE DISTRIBUTORS, MAJOR RETAILERS AND CHAINS FOR THE SUCCESS OF OUR BUSINESS.

We currently sell our products principally to franchise stores and also wholesalers for resale to retail outlets including grocery stores, package liquor stores, chain and boutique hotels, bars and restaurants. In the future, in addition to selling our products to wholesalers, we may sell our products directly to major retailers and chains. The replacement or poor performance of our major wholesalers, retailers or chains could materially and adversely affect our results of operations and financial condition. Our inability to collect accounts receivable from our limited number of major wholesalers, retailers or chains could also materially and adversely affect our results of operations and financial condition. Selling to major wholesalers and large retailers results in concentration of our accounts receivable, and the bankruptcy or insolvency of any such wholesaler or retailer could impact the collectability a large amount of our receivables and could adversely affect our financial condition.

OUR  OPERATIONS  SUBJECT US TO RISKS RELATING  TO  CURRENCY  RATE  FLUCTUATIONS,
INTEREST RATE FLUCTUATIONS AND GEOPOLITICAL UNCERTAINTY WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We do business in different countries throughout the world and, therefore, are subject to risks associated with currency fluctuations. We are also exposed to risks associated with interest rate fluctuations. We intend to manage our exposure to foreign currency and interest rate risks through various means including possible utilizing derivative instruments. We, however, could experience changes in our ability to hedge against or manage fluctuations in foreign currency exchange rates or interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks. We could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties could have a material adverse effect on our results of operations and financial condition.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.


In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the stock symbol "RGLC" on February 13, 2007.

The following quotations reflect the high and low bids for the Corporation's common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

---------------------------------------------------------------
|NATIONAL ASSOCIATION OF SECURITIES DEALERS OTC BULLETIN BOARD|
---------------------------------------------------------------
|       QUARTER ENDED        |      HIGH      |      LOW      |
---------------------------------------------------------------
|     February 28, 2009      |     $0.88      |     0.35      |
---------------------------------------------------------------
|     November 30, 2008      |     $1.06      |     $0.54     |
---------------------------------------------------------------
|      August 31, 2008       |     $1.09      |     $0.77     |
---------------------------------------------------------------

On November 13, 2007 the Corporation effected a 5:1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five post-split shares of common stock. The Corporation also changed its post-split authorized capital to 100,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

On November 19, 2007, we announced that we were proceeding with a private placement of up to 1,000,000 pre-split units of our common stock for total proceeds of $750,000, which was completed during the current fiscal year..

On October 21, 2008, the Company issued 666,665 common shares for the exercise of 666,665 warrants for total proceeds of $133,333.

We have 25 shareholders of record as at the date of this annual report.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our plan of operation for the following twelve months is to devote our business efforts in the wine distribution business in China. We will assist and sometimes enter into distribution agreements with vineyards and wineries worldwide, providing for sale and distribution opportunities of wine products and related accessories to Guangzhou AWA Wine Co. Ltd. in China.

We intend to develop the wine retail network by initially focusing our marketing efforts on setting up more flagship stores in China and recruiting more franchisees all across China. As part of our growth strategy, we plan to expand our distribution and retail network, which will allow us to sell more products on a monthly basis and negotiate on more favorable terms with our suppliers.

Successfully executing this strategy will depend on many factors, including:

   1. Our ability to attract and retain qualified distributors that can develop direct sales channels;
   2. Our ability to attract and retain qualified franchisees that will enable us to expand upon our retail membership base and sell through a greater quantity of products on a monthly basis;
   3. Our ability to use and protect the AWA Wine {trademark} brand, and our other intellectual property, in these new markets and territories; and
   4. Our ability to successfully compete in these new markets and territories.

If we are not successful in expanding the AWA Wine {trademark} brand, our business may fail to grow and our brand may suffer.

We intend to retain one full-time sales and marketing coordinator in the next six months to handle the wine distribution business with AWA Wine. Other than as disclosed herein, we have no plans to significantly change our number of employees for the next 12 months.

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:                     $20,000
General administrative costs:        $30,000

Total:                               $50,000

In addition, we anticipate spending an additional $10,000 on professional fees. Total expenditures over the next 12 months are therefore expected to be $60,000.

We do not have sufficient funds on hand to both complete our intended initial investment in AWA Wine and concurrently undertake intended business operations and our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future.

During the year, the Company completed its previously announced private placement of US$750,000 and issued 666,665 common shares for the exercise of 666,665 warrants for total proceeds of $133,333. The proceeds will be to finance potential acquisition and working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects.

Although upon the exercise of the warrants, we will have sufficient funds for any immediate working capital needs, additional funding may still be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

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

Our ability to generate sufficient cash to support our operations will be based upon our investment in Guangzhou AWA Wine Co. Ltd. and sales generated by AWA Wine. We expect to accomplish this by securing a significant number of distribution agreements with large and small retailers and by retaining suitable salespersons with experience in the retail sales sector. Meantime, there is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results Of Operations For the Fiscal Year Ended February 28, 2009

We did not earn any revenues during the fiscal year ended February 28, 2009. We have not fully implemented our sales and marketing strategy for our wine distribution business can therefore provide no assurance that our business model and plan is economically feasible.

We incurred operating expenses in the amount of $262,286 for the year ended February 28, 2009. These operating expenses were comprised of amortization charges of $681, bank charges and interest fees of $529, filing and transfer agent fees of $4,631, management fees of $65,384, office expenses of $18,635, professional fees of $94,722, rental expenses of $2,375 and travel and promotional costs of $75,329.

Our net loss in fiscal 2009 ($262,286) was higher than in fiscal 2008 ($64,110) primarily due to an increase in professional fees ($94,722 in 2009 as compared to $39,052 in 2008), an increase in travel and promotional costs ($75,329in 2009 as compared to $11,708 in 2008), an increase in management fees ($65,384 in 2009 as compared to $6,000 in 2008) and an increase in office expense ($18,635 in 2009 as compared to $355 in 2008).

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.


ITEM 7:  FINANCIAL STATEMENTS

                           REGAL LIFE CONCEPTS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FEBRUARY 28, 2009

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Regal Life Concepts, Inc.:

We have audited the accompanying balance sheets of Regal Life Concepts, Inc. (a development stage company) as of February 28, 2009 and February 29, 2008, and the statements of operations, cash flow and stockholders' deficit for the years then ended and the period from July 1, 2005 (Inception) to February 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2009 and February 29, 2008, and the results of its operations and cash flows for the years then ended and the period from July 1, 2005 (Inception) to February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business and ultimately to attain profitable operations. Management's plans in regard to these matters are described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




							  "DMCL"
                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                    CHARTERED ACCOUNTANTS

Vancouver, Canada
May 14, 2009

REGAL LIFE CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                          February 28, 2009    February 29, 2008

   ASSETS

CURRENT
   Cash                                      $ 382,749            $  64,141
   Prepaid expenses                              5,000                3,258
                                               387,749               67,399

EQUIPMENT, net (Note 3)                          2,727                3,408
LOAN RECEIVABLE (Note 4)                       200,000                    -

                                             $ 590,476            $  70,807


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities   $  41,111            $  23,989
  Due to related party (Note 5)                      -               24,500
                                                41,111               48,489


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (Note 6)
    Authorized:
      100,000,000 common shares,
      par value $0.001 per share
    Issued and outstanding:
      46,816,665 common shares
      (February 28, 2008 - 41,816,667)          46,816              41,817
  Additional paid-in capital                   891,117             106,783
  Deficit accumulated during the
    development stage                         (388,568)           (126,282)
                                               549,365              22,318

                                            $  590,476           $  70,807

Contingency (Note 1)









   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                                                          Cumulative from
                                                                             July 1, 2005
                                                                                 (Date of
                                             Year Ended        Year Ended   Inception) to
                                           February 28,      February 29,    February 28,
                                                   2009              2008            2009


EXPENSES
  Amortization                             $     681           $     170       $      962
  Bank charges and interest                      529                 137              951
  Filing and transfer agent fees               4,631               4,313           30,574
  Management fees (Note 5)                    65,384               6,000           79,384
  Office                                      18,635                 355           19,106
  Professional fees                           94,722              39,052          158,695
  Rental expenses                              2,375               2,375            4,750
  Travel and promotion                        75,329              11,708           94,146

NET LOSS                                   $ 262,286           $  64,110       $ (388,568)


NET LOSS PER SHARE - BASIC AND DILUTED     $  (0.01)           $  (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED          44,858,220          41,191,166























   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

                                       Common   Common  Additional  Subscriptions      Deficit       Total
                                        Stock    Stock     Paid-in     Receivable  Accumulated
                                       Number   Amount     Capital                  During the
                                                                                   Development
                                                                                         Stage

Common stock issued for
  cash at $0.001 per share,
  July 1, 2005 (Inception)        25,000,000  $ 25,000 $  (20,000)  $      -       $        -   $    5,000

Common stock issued for
  cash at $0.001 per share,
  August 1, 2005                   8,000,000     8,000     (6,400)         -                -        1,600

Common stock issued for
  cash at $0.01 per share,
  September 12,2005                7,500,000     7,500      7,500          -                -       15,000

Common stock issued for
  cash at $0.10 per share,
  February 27, 2006                  525,000       525      9,975          -                -       10,500

Donated services                           -         -      2,000          -                -        2,000

Subscriptions receivable                   -         -          -       (750)               -         (750)

Net loss                                   -         -          -          -          (11,577)     (11,577)

BALANCE, FEBRUARY 28, 2006        41,025,000    41,025     (6,925)      (750)         (11,577)      21,773

Subscriptions receivable                   -         -          -        750                -          750

Common stock issued for
  cash at $0.10 per share,
  March 6, 2006                      125,000       125      2,375          -                -        2,500

Donated services                           -         -      6,000          -                -        6,000

Net loss                                   -         -          -          -          (50,595)     (50,595)

BALANCE, FEBRUARY 28, 2007        41,150,000    41,150      1,450          -          (62,172)     (19,572)

Common stock issued for
  cash at $0.15 per share,
  November 1, 2007                   666,667       667     99,333          -                -      100,000

Donated services                           -         -      6,000          -                -        6,000

Net loss                                   -         -          -          -          (64,110)     (64,110)

BALANCE, FEBRUARY 29, 2008        41,816,667    41,817    106,783          -         (126,282)      22,318

Common stock issued for
  cash at $0.15 per share          4,333,333     4,333    645,667          -                -      650,000

Warrants exercised for cash
  at $0.20 per share                 666,665       667    132,667          -                -      133,333

Donated services                           -         -      6,000          -                -        6,000

Net loss                                   -         -          -          -         (262,286)    (262,286)

BALANCE, FEBRUARY 28 , 2009       46,816,665  $ 46,817  $ 891,117   $      -       $ (388,568)   $ 549,365


REGAL LIFE CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS


                                                                              Cumulative from
                                                                                 July 1, 2005
                                                                                     (Date of
                                              Year Ended      Year Ended        Inception) to
                                                February        February             February
                                                28, 2009        29, 2008             28, 2009

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $    (262,286)    $    (64,110)      $    (388,568)
     Non-cash items:
     Amortization                                   681              170                 962
     Donated capital                              6,000            6,000              20,000
     Changes in non-cash operating
     working capital items:
       Prepaid expenses                          (1,742)          (3,258)             (5,000)
       Accounts payable and accrued              17,122           17,321              41,111
liabilities
  NET CASH USED IN OPERATING ACTIVITIES        (240,225)         (43,877)           (331,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                            -           (2,553)             (3,689)
  Loan receivable                              (200,000)               -            (200,000)
  NET CASH USED IN INVESTING ACTIVITIES        (200,000)          (2,553)           (203,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to related party                          (24,500)           7,000                   -
  Issuance of common shares                     783,333          100,000             917,933
  NET CASH PROVIDED BY FINANCING                758,833          107,000             917,933
ACTIVITIES

INCREASE  IN CASH                               318,608           60,570             382,749

CASH, BEGINNING                                  64,141            3,571                   -

CASH, ENDING                              $     382,749     $     64,141      $      382,749

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
  Interest                                $           -     $          -      $            -
  Income taxes                            $           -     $          -      $            -





   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009

1.NATURE AND CONTINUANCE OF OPERATIONS

Regal Life Concept, Inc. (the "Company") was incorporated in the State of Nevada on July 1, 2005. The Company is in the business of marketing and distribution. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 29, 2009, the Company has not achieved profitable operations and has accumulated a deficit of $388,568. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

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

Use of estimates

The preparation  of  financial   statements  in  conformity  with GAAP  requires
management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to useful lives of assets and deferred income tax amounts and rates and timing of the reversal of income tax differences.

The loan receivable (Note 4) relates to an advance of cash to AWA Wine Co. Ltd ("AWA"). The recoverability and valuation of this receivable may be affected by the Company completing the proposed Capital Increase and Equity Subscription Transaction as well as the ability of AWA to generate sufficient future cash flows.

Equipment

Equipment is recorded at cost and amortized over its estimated useful life on a 20% declining balance method. In the year of acquisition, only one-half of the amortization is recorded.

Impairment of Long-lived Assets
Equipment is reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Under SFAS No. 144, assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value.

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, loan receivable, accounts payable and amount due to related party, is estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency arising from these financial instruments. The Company is exposed to credit risk on the $200,000 loan receivable from AWA.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition.

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

Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Other Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended February 28, 2009 and Februry 29, 2008, there are no items that cause comprehensive loss to be different from net loss.

Stock-based Compensation

Effective January 1, 2006 the Company has adopted the fair value recognition provisions of SFAS No. 123R, "Share Based Payments", using the modified prospective transition method. Under this transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

To date the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP. The statement is effective 60 days following the SEC's approval of the Public Fund Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3.    EQUIPMENT

Equipment consists of the following:


                                 Accumulated              2009             2008
                         Cost   Depreciation    Net Book Value   Net Book Value

Computer and office
  equipment            $3,689        $962            $2,727           $3,408

4.    LOAN RECEIVABLE

On January 29,2009, the Company entered into an agreement for a capital increase and equity subscription with AWA, a wine import and distribution company, to acquire a 26% equity interest in AWA for $500,000. The Company has an option to acquire an additional 25% equity interest in AWA for $500,000. In addition, the Company entered into a Cooperative Joint Venture ("JV") Contract with AWA and AWA's other equity interest holders. The JV Agreement is required under Chinese law in order to encompass the investment as a Sino-foreign cooperative joint venture to conduct business in China.

The purchase price of $500,000 for the 26% equity interest shall be paid in two instalments. The first instalment of $200,000 was made as a loan and the second instalment of $300,000 shall be made upon obtaining government approval for the Capital Increase and Equity Subscription. The $200,000 is a demand loan and due on the earlier of occurrence of the following events: a) AWA's failure to obtain the necessary government approval for the Capital

Increase and Equity Subscription and the establishment of the JV before August 15, 2009; b) the occurrence of an Event of Default as defined in the Agreement on Capital Increase and Equity Subscription.

5.    RELATED PARTY TRANSACTIONS

During the year ended February 28, 2009, the Company repaid $24,500 to a former director of the Company.

The Company incurred management services with the directors and it also recognized donated services, commencing November 1, 2005, to directors of the Company for management fees, valued at $500 per month. .

                       Year ended         Year ended  July 1, 2005 (Inception) to
                February 28, 2009  February 29, 2008            February 28, 2009

Management fees      $   59,384         $       -            $   59,384
Donated services          6,000             6,000                20,000
                     $   65,384         $   6,000            $   79,384

Related party transactions are measured at the exchange amount, which represents the amount of consideration agreed to between the related parties.

6.    COMMON STOCK

On November 13, 2007, the Company completed a five for one (5:1) forward stock split of its common shares. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect to this stock split.

During the year ended February 29, 2008, 666,667 units were issued for a total proceed of $100,000. Each unit consists of one share of the Company's common stock and one common share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.20 per share for a period of two years. There was no fair value attributed to the warrants.

During the year ended February 29, 2008, 4,333,333 units were issued for a total proceed of $650,000. Each unit consists of one share of the Company's common stock and one common share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $0.20 per share for a period of two years. There was no fair value attributed to the warrants.

During the year ended February 28, 2009, the Company received $133,333 for the exercise of 666,665 warrants.

As at February 28, 2009, there were 4,333,335 warrants outstanding at an exercise price of $0.20 per warrant.

7.    INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

                                      February 28,               February 29,
                                              2009                       2008


Loss before income tax                $    262,286              $      64,110
Statutory tax rate                             35%                        35%
Expected recovery of income taxes
  at standard rates                         91,800                     22,439
Non deductible items:                       (2,100)                    (2,100)
Less: valuation allowance                  (89,700)                   (20,339)

Income tax provision                  $          -              $           -

                                      February 28,               February 29,
                                              2009                       2008
Components of deferred tax asset:
Non-capital tax loss carry forwards   $    125,700              $      36,000
Less: valuation allowance                 (125,700)                   (36,000)

Net deferred tax asset                $          -              $           -

At February 29, 2009, the Company had accumulated non-capital loss carry-forwards of approximately $368,000, which are available to reduce taxable income in future taxation years and expire as follows:

                                2026  $   11,000
                                2027      45,000
                                2028      56,000
                                2029     256,000
                                      $  368,000

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with current and intended filing positions and has determined, based on their assessment, that such penalties and taxes, if any, would not be expected to be material.

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

As of February 28, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not have an effect on the Company's financial results. However, management believes that the lack of outside directors on the Company's board of directors can result in oversight in the establishing and monitoring of required internal controls and procedures which can affect the process of preparing Company's financial statements.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name             Age        Position with Registrant    Served as a Director or
							Officer Since

Eric Wildstein   27         President, C.E.O,           August 7, 2007
                            promoter and director

Xiao Wen Guan    56         Secretary, Treasurer,       November 28, 2008
                            principal accounting
                            officer, principal
                            financial officer and
                            director

Effective November 28, 2008, we have appointed Mr. Xiao Wen Guan of the People's Republic of China, as a director and Principal Financial Officer of the Company in place of Wu Chih Chun, who has left the Company to pursue other business interests. The resignation was not motivated by a disagreement with the Company on any matter relating to the Company's operations, policies or practices. This appointment is effective until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

Mr. Wildstein has acted as our President and Chief Executive Officer since August 7, 2007. After graduating with a Bachelor's of Science degree in Kinesiology from Arizona State University in 2003, Mr. Wildstein was involved in the set-up and operation of a successful chain of health food restaurants and related catering operations in Scottsdale, Arizona. During this time, Mr.Wildstein was also involved in venture capital investments and was associated with an established hospitality company involved in the public relations and event management sector.

Mr. Wildstein devotes 20% of his business time to our affairs. He is responsible for managing the implementation of our marketing strategy for the wine distribution business in China.

Mr. Xiao Wen Guan is appointed as our Secretary and Treasurer since November 28, 2008. A graduate with a Master's degree in Political and Enterprise
Management, Mr Guan has many years of international trade and investment experience and in prior senior positions in the Chinese government, was instrumental in the restructuring and finance of many large China state-owned enterprises.

Mr Guan devotes 25% of his business time to our affairs. He is responsible for overseeing our day to day affairs, including all administrative aspects. Along with Mr. Wildstein, he is responsible for implementing our marketing and distribution strategies.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2009 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                               Number      Transactions  Known Failures
                               Of  late    Not Timely    To File a
Name and principal position    Reports     Reported      Required Form
--------------------------------------------------------------------------------
----------
Eric Wildstein                 0           0             0
(President and director)
Xiao Wen Guan     0            0           0
(Secretary, treasurer and director)


ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 28, 2009.


                              Annual Compensation               Long Term Compensation
						   		Restricted            LTIP
						 Other Annual 	Stock      Options/   payouts	All Other
Name (1)       Title          Year Salary  Bonus Compensation   Awarded    SARs (#)   ($)       Compensation

Eric Wildstein President      2009 $39,884 0     0              0          0          0         0
Xiao Wen Guan  Secretary      2009 $0      0     0              0          0          0         0
               Treasurer
Chih Chun Wu   Past Secretary 2009 $0      0     0              0          0          0         0
               Treasurer



ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 28, 2009, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table,has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF    NAME AND ADDRESS            BENEFICIAL     PERCENT
CLASS       OF BENEFICIAL OWNER         OWNERSHIP      OF CLASS

COMMON      Eric Wildstein               6,000,000     12.82%
STOCK       President, Chief
            Executive Officer
            and Director
            3723 East Maffeo Road
            Phoenix, Arizona, USA, 89050


COMMON      Xiao Wen Guan                0             0.00%
STOCK       Secretary, Treasurer
            Principal Accounting Officer
            And Director
            573, Jie Fang Road N.
            Guangzhou, China 510180

COMMON      Chih Chun Wu                 15,000,000    32.04%
STOCK       Former Secretary, Treasurer
            Principal Accounting Officer
            And Director
            No. 6 Hua Nan Road
            Taoyuan, Longtan, Taiwan

COMMON      All officers and directors   6,000,000     12.82%
STOCK       as a group that consists
            Of shares two people

The percent of class is based on 46,816,665 shares of common stock issued and outstanding as of the date of this annual report.

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

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

ITEM 6.  EXHIBITS

EXHIBIT     DESCRIPTION
NUMBER
3.1         Articles of Incorporation filed with the SEC on May 26, 2006 in our
	    Form SB-2, incorporated herein by reference.
3.2         Bylaws filed with the SEC on May 26, 2006 in our Form SB-2, incorporated herein by reference.
10.1        Marketing and Sales Distribution Agreement filed with SEC on
	    May 26, 2006 in our Form SB-2, incorporated herein bY reference.
10.1        Form Of Private Placement Subscription Agreement, filed with the sec on November 19, 2007 in our Form 8-K, incorporated herein by reference.
10.2        Form Of Common Stock Warrant Agreement filed with the SEC on November 19, 2007 in our Form 8-K, incorporated herein by reference.
10.3        Form Of Registration Rights Agreement filed with the SEC on November 19, 2007 in our Form 8-K, incorporated herein by reference.
5.02        Appointment and resignation of Director filed with the SEC on December 3, 2008 in our Form 8-K, incorporated herein by reference.
10.1        Capital Increase and Equity Subscription Agreement filed with the SEC on
            February 4, 2009 in our Form 8-K, Incorporated herein by reference.
10.2        Loan Agreement filed with the SEC on February 4, 2009 in our Form 8-K, incorporated herein by reference.
10.3        Cooperative Joint Venture Contract of Guangzhou AWA Wine Co. Ltd. filed with the SEC on February 4, 2009 in our Form 8-K, incorporated herein by reference.
99.1        News Release filed with the SEC on February 4, 2009 in our Form 8-K, incorporated herein by reference.
31.1        Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith
31.2        Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 filed herewith
32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

Reports on Form 8-K

During the last quarter of fiscal 2008, we filed the following reports on Form 8-K:

1.On  December 3, 2008, we announced  that  Mr.  Xiao  Wen  Quan  was  appointed
  Director and Principal Financial Officer of the Company in place of Wu Chih Chun who left the Company to pursue other business interests.

2.On February 4, 2009, we announced  that  the  Company  has  signed  a  Capital
  Increase and Equity Investment Agreement along with related agreements and contracts with Guangzhou AWA Wine Co., Ltd. ("AWA Wine"). Under the terms of this agreement, we will undertake a proposed shareholder loan of U$200,000 and we will make cash equity injection of approximately U$300,000 to acquire an initial 26% equity stake in AWA Wine.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our   principal   accountants,  Dale  Matheson  Carr-Hilton  LaBonte,  Chartered
Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                Fiscal year ended     Fiscal year ended
                February 28, 2009     February 29, 2008

Audit fees          $14,500             $11,750
Audit-related fees  Nil                 Nil
Tax fees            $2,000              $1,500
All other fees      Nil                 Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-Q.

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

Regal Life Concepts, Inc.


By      /s/ Eric Wildstein
        Eric Wildstein
        President, CEO & Director
        Date: May 28, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Eric Wildstein __________
        Eric Wildstein
        President, CEO & Director
        Date: May 28, 2009


By      /s/ Xiao Wen Guan ___________
        Xiao Wen Guan
        Secretary and Director
        Date: May 28, 2009



30