Form 10-Q
period 2009-07-02
Regal Life Concepts, Inc.
filed 2009-07-02
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

[ X ] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
      Exchange Act of 1934

      For the period ended May 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,816,665 shares of common stock with par value of $0.001 per share outstanding as of July 2, 2009.

                           REGAL LIFE CONCEPTS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2009

REGAL LIFE CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS




                                                            May 31,     February 29,
                                                               2009             2009


    ASSETS

CURRENT
  Cash                                                  $   319,422      $   382,749
  Prepaid expenses                                            2,500            5,000
                                                            321,922          387,749

EQUIPMENT, net                                                5,396            2,727
LOAN RECEIVABLE                                             200,000          200,000

                                                        $   527,318      $   590,476


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities              $     3,124      $    41,111


STOCKHOLDERS' EQUITY
  Common stock
     Authorized:
      100,000,000 common shares,
      par value $0.001 per share
     Issued and outstanding:
      46,816,665 common shares
      (February 28, 2009 - 46,816,665)                      46,816           46,816
  Additional paid-in capital                               891,117          891,117
  Deficit accumulated during the development stage        (413,739)        (388,568)
                                                           524,194          549,365

                                                        $  527,318      $   590,476













    The accompanying note is an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                                              Cumulative from
                                                                                 July 1, 2005
                                                 Three Months    Three Months        (Date of
                                                        Ended           Ended   Inception) to
                                                 May 31, 2009    May 31, 2008    May 31, 2009

EXPENSES
  Amortization                                      $     43        $     43        $   1,005
  Bank charges and interest                              133             125            1,084
  Filing and transfer agent fees                         500               -           31,074
  Management fees                                     10,000           1,500           89,384
  Office                                               7,363           1,644           26,469
  Professional fees                                   (6,389)         13,076          152,306
  Rental expenses                                          -           2,375            4,750
  Travel and promotion                                13,521          14,395          107,667

NET LOSS                                            $(25,171)       $(33,158)       $(413,739)


NET LOSS PER SHARE - BASIC AND DILUTED              $  (0.00)       $  (0.00)


WEIGHTED  AVERAGE  NUMBER
OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED  46,816,665      41,315,942





















    The accompanying note is an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                            Cumulative from
                                                                               July 1, 2005
                                                                                   (Date of
                                  Three Months Ended   Three Months Ended     Inception) to
                                        May 31, 2009         May 31, 2008     May  31, 2009

 CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                               $ (25,171)       $   (33,158)     $    (413,739)
  Non-cash items:
    Amortization                                43                 43              1,005
    Donated capital                              -              1,500             20,000
  Changes in non-cash operating
  working capital items:
    Prepaid expenses                         2,500              2,374             (2,500)
    Accounts payable and
    accrued liabilities                    (37,987)           (15,192)             3,124

  NET CASH USED IN OPERATING ACTIVITIES    (60,615)           (44,433)          (392,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                  (2,712)                 -             (6,401)
  Loan receivable                                -                  -           (200,000)

  NET CASH USED IN INVESTING ACTIVITIES     (2,712)                 -           (206,401)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common shares                      -             75,000            917,933

  NET    CASH   PROVIDED   BY   FINANCING
  ACTIVITIES                                     -             75,000            917,933

INCREASE (DECREASE)  IN CASH               (63,327)            30,567            319,422

CASH, BEGINNING                            382,749             64,141                  -


CASH, ENDING                            $  319,422        $    94,708      $     319,422


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
  Interest                              $        -        $         -      $           -

  Income taxes                          $        -        $         -      $           -





    The accompanying note is an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
(UNAUDITED)

1.BASIS OF PRESENTATION


The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

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

We are now focused on potential opportunities in the hospitality, health and wellness and lifestyle sectors. To ensure the viability and solvency of our company, we intend to phase out our business line involving the distribution of bamboo flooring and devote our ongoing business efforts to the wine distribution business in China. We have signed a Capital Increase and Equity Investment Agreement, along with related agreements and contracts required by Chinese regulatory bodies, with Guangzhou AWA Wine Co., Ltd. ("AWA Wine") to acquire an initial 26% equity stake in AWA Wine (subject to Chinese regulatory approval). A US$200,000 loan instalment has been advanced to AWA Wine under the terms of this agreement. Upon the successful achievement of various business milestones mandated in the executed agreements, we have the option to increase its equity interest to a 51% equity interest in AWA Wine.

The AWA Wine network currently comprises 17 established corporate-owned and franchised locations throughout China that is servicing over a 50,000-strong membership base. The new joint venture will, amongst other initiatives, lead to the opening of additional corporate-owned AWA Wine locations in China and the development of an improved IT infrastructure to enhance backend administration, sales and logistics support. AWA Wine's strategic positioning in this booming China growth sector and its early rapid expansion makes the company an attractive addition to our Health, Wellness and Lifestyle portfolio.

Our plan of operation for the following twelve months is to devote our business efforts in the wine distribution business in China. We will assist and sometimes enter into distribution agreements with vineyards, wineries and suppliers worldwide, providing for sale and distribution opportunities of wine products and related accessories to Guangzhou AWA Wine Co. Ltd. in China.

We intend to develop the wine retail network by initially focusing our marketing efforts on setting up more flagship stores in China and recruiting more franchisees all across China. As part of our growth strategy, we plan to expand our distribution and retail network, which will allow us to sell more products on a monthly basis and negotiate on more favourable terms with our suppliers. Successfully executing this strategy will depend on many factors, including:

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

If we are not successful in expanding the AWA Wine{trademark} brand, our business may fail to grow and our brand may suffer.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING MAY 31, 2009

We did not earn any revenues in the three-month period ended May 31, 2009. During the same period, we incurred operating expenses of $25,171 consisting of professional fees of $(6,389), travel and promotional expenses of $13,521, management fees of $10,000, office charges of $7,363, transfer agent fees of $500, amortization charges of $43 and bank charges of $133.

At May 31, 2009, we had assets of $527,318 consisting of $319,422 in cash, $2,500 in prepaid expenses, equipment recorded at $5,396 and a loan receivable at $200,000. We have accrued liabilities of $3,124 as of May 31, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2009. This evaluation was conducted by Eric Wildstein, our chief executive officer and Xiao Wen Guan, our director and principal financial officer.

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


CONCLUSIONS

Based upon their evaluation of our controls, Eric Wildstein, our chief executive officer and Xiao Wen Guan, our director and principal financial officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.


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

July 2, 2009

Regal Life Concepts, Inc.


/s/ Eric Wildstein
------------------------------
Eric Wildstein, President