Form 10-K/A
period 2009-02-28
Regal Life Concepts, Inc.
filed 2009-09-08
CIK 1363598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock , Par Value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
☐  Yes    ☒ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.
☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not Applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of such common equity as of May 28, 2009 was: $9,831,500.

The number of shares of the issuer’s common stock issued and outstanding as of May 28, 2009 was 46,816,665.

Documents Incorporated By Reference: None

EXPLANATORY PARAGRAPH

We are amending our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 as filed with the Securities and Exchange Commission in response to comments from the staff of the Securities and Exchange Commission regarding certain disclosures which appeared therein.  These amendments include the following revisions:

1.           Form 10-K/A contains revisions to the cover pages and Items specific to Form 10-K.

2.           Part II, Item 5 Market For Common Equity, Related Stockholder Matters And Issuer Purchases of Equity  Securities has been revised to include disclosures required by Item 201, Item 701 and Item 701(f) of Regulation S-K.

3.           Part II, Item 6 Selected Financial Data has been added as required by Item 301 of Regulation S-K.

4.           Part II, the Item Numbers  for “Changes in and Disagreements With Accountants on Accounting and Financial Disclosure” and “Controls and Procedures” have been revised to 9 and 9A(T),  respectively, and Item 9B has been added.

5.           Part II, Item 7 Management’s Discussion and Analysis of Financial Condition & Results of Operations has been revised to more accurately describe the Company’s Plan of Operations

6.           Part II, Item 9A.(T) Disclosure Controls and Procedures has been revised to amend the disclosure regarding our internal control over financial reporting.

7.           Part II, Item 9A(T) has been revised to include separate disclosures for each of Item 307, Item 308T and  Item 308T(a)(4) of Regulation S-K.

8.           Part IV, Item 15 Exhibits 31.1 and 31.2 have been revised to comply with the wording specified in Item 601(b)(31) of Regulation S-K and to include internal control over financial reporting and paragraph 4(b) in paragraph four of this certification.

Except as described above and other than the correction of several non-substantive typographical errors, the remainder of the Form 10-K/A is unchanged from the original 10-K filing.  This 10-K/A does not reflect events occurring after the original filing of the Form 10-K with the Securities and Exchange Commission on February 28, 2009.

PART I
ITEM 1:  DESCRIPTION OF BUSINESS

In General

We commenced operations as a distributor of bamboo wood flooring products focused on opportunities created by demand in new residential construction and home improvement activity in North America. However, there is no assurance that our initial business model is commercially and economically viable. Further marketing of the product in a broader distribution network will be required before a final evaluation as to the economic feasibility of the Company’s initial business plan can be determined.  Economic feasibility refers to the ability of an enterprise to conduct its business operations in a profitable and cash-flow positive manner.

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

To ensure the viability and solvency of our company, we now intend to phase out the business line involving the distribution of bamboo flooring and devote our ongoing business efforts to the wine distribution business in China.  On January 29, 2009, we signed a Capital Increase and Equity Investment Agreement, along with related agreements and contracts required by Chinese regulatory bodies, with Guangzhou AWA Wine Co., Ltd. (“AWA Wine”).  Under the terms of this agreement, we will make a cash equity injection of approximately US$300,000 to acquire an initial 26% equity stake in AWA Wine (subject to Chinese regulatory approval) and we will undertake an additional shareholder loan of US$200,000. In the last quarter of the current fiscal year, a US$200,000 loan installment has been advanced to AWA Wine.  Upon the successful achievement of various business milestones mandated in the executed agreements, we have the option to increase its equity interest to a 51% equity interest in AWA Wine.

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

In December 2008, we added Mr. Terry C. Moran to the Company's Advisory Board., who will assist in strengthening AWA Wine’s marketing strategy and branding and in identifying premium wine brands for distribution through the growing AWA Wine distribution network in Asia.  As a 12-year veteran of the international wine scene, Mr. Moran possesses in-depth knowledge of the global wine distribution marketplace. As President of Amati Corporation, he founded the highly acclaimed, super premium Schönmarke Gold Icewine brand and has developed a successful wine distribution business. He created a global market for the Schönmarke brand, which includes international distribution into Asia and Europe.

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

Phase Three:

During this Phase, the JV intends to have an auditable base of greater than 30,000 active members purchasing products from AWA national chain stores.  JV will complete the development of a membership back-end administration system for the AWA network of in-house owned and franchised store outlets.    This phase will see JV strengthening its back-end administration and sales support and build upon its database assets to expand its future scope of business.  This phase will begin in the fourth quarter of 2009.

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

According to China Alcohol Industry Association, wine consumption in China is increasing substantially and is already the largest wine consumer in Asia.  The consumption of wine in China is forecasted to increase 70% between 2008 and 2011.  In 2011, estimated wine consumption in China will be 1,100,000,000 liters.  In addition, the premium wine market in China is growing fast and the highest increase in wine sales is expected in the premium wines category with an estimated growth rate of 157.5% for the period 2005 -2010, to reach 50% of total wine consumption.  Wine consumption in China has exhibited annual growth rates in excess of 8% over the past several years and is projected to exceed 1 billion bottles in 2011. Industry experts say China may become the World’s eighth largest wine consumer by 2012.

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

ITEM 1A.   RISK FACTORS

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

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN THE BAMBOO FLOORING BUSINESS OR THR WINE DISTRIBUTION BUSINESS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Neither of our directors has any technical training or experience in the flooring business nor wine importation experience into China.  In addition, we do not have any employees with experience in these business sectors.  As a result, we may not be able to recognize and take advantage of product and market trends in the sector and we may be unable to accurately predict consumer demand.  As well, our directors’ decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

EXPANDING OUR AWA WINE™ CLUB RETAIL LOCATIONS MAY BE DIFFICULT AND EXPENSIVE

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
3.	Our ability to use and protect the AWA Wine ™ brand, and our other intellectual property, in these new markets and territories; and
4.	Our ability to successfully compete in these new markets and territories.

If we are not successful in expanding the AWA Wine ™ brand, our business may fail to grow and our brand may suffer.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2:  PROPERTIES

The Company does not have own or lease any property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Bulletin Board since February 13, 2007 and trades under the stock symbol "RGLC."

 The following quotations reflect the high and low bids for the Corporation's common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
February 28, 2009	$0.88	0.35
November 30, 2008	$1.06	$0.54
August 31, 2008	$1.09	$0.77

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

Holders

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

Securities Authorized For Issuance Under Equity Compensation Plans

As of February 13, 2009, we had no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases Of Equity Securities

None.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We entered into a registration rights agreement dated November 9, 2007, wherein we undertook to prepare and file a registration statement covering:  (i) 133,333 shares of our common stock; and (ii) 133,333 shares of common stock underlying warrant issued pursuant to an offering conducted by the Company in November 2007.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our plan of operation for the following twelve months is to devote our business efforts in the wine distribution business in China.  We will assist and sometimes enter into distribution agreements, through AWA Wine, with vineyards and wineries worldwide, providing for sale and distribution opportunities of wine products and related accessories to Guangzhou AWA Wine Co. Ltd. in China. ("AWA Wine")

We intend to develop the wine retail network thru AWA Wine by initially providing assistance to AWA Wine in focusing its marketing efforts on setting up more flagship stores in China and recruiting more franchisees all across China.  As part of the AWA Wine growth strategy, we plan to expand our distribution and retail network, which will allow us to sell more products on a monthly basis and negotiate on more favorable terms with our suppliers. Successfully executing this strategy will depend on many factors, including:

1.	AWA’s ability to attract and retain qualified distributors that can develop direct sales channels;
2.	AWA’s ability to attract and retain qualified franchisees that will enable us to expand upon our retail membership base and sell through a greater quantity of products on a monthly basis;
3.	AWA’s ability to use and protect the AWA Wine ™ brand, and our other intellectual property, in these new markets and territories; and
4.	AWA’s ability to successfully compete in these new markets and territories.

If we are not successful in expanding the AWA Wine ™ brand, our business may fail to grow and our brand may suffer.

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

In addition, we anticipate spending an additional $10,000 on professional fees.  Total expenditures over the next 12 months are therefore expected to be approximately $60,000.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REGAL LIFE CONCEPTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

February 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Regal Life Concepts, Inc.:

We have audited the accompanying balance sheets of Regal Life Concepts, Inc. (a development stage company) as of February 28, 2009 and February 29, 2008, and the statements of operations, cash flow and stockholders’ deficit for the years then ended and the period from July 1, 2005 (Inception) to February 28, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business and ultimately to attain profitable operations.  Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
 CHARTERED ACCOUNTANTS

Vancouver, Canada
May 14, 2009

REGAL LIFE CONCEPTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2009	February 29, 2008
ASSETS

Current
Cash	$382,749	$64,141
Prepaid expenses	5,000	3,258
	387,749	67,399

Equipment, net (Note 3)	2,727	3,408
Loan receivable (Note 4)	200,000	-

	$590,476	$70,807

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$41,111	$23,989
Due to related party (Note 5)	-	24,500
	41,111	48,489

Stockholders' Equity (Deficit)
Common stock (Note 6)
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
46,816,665 common shares (February 28, 2008 – 41,816,667)	46,816	41,817
Additional paid-in capital	891,117	106,783
Deficit accumulated during the development stage	(388,568)	(126,282)
	549,365	22,318

	$590,476	$70,807

Contingency (Note 1)

The accompanying notes are an integral part of these financial statements.

RGAL LIFE CONCEPTS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended February 28, 2009	Year Ended February 29, 2008	Cumulative from July 1, 2005 (Date of Inception) to February 28, 2009

Expenses
Amortization	$681	$170	$962
Bank charges and interest	529	137	951
Filing and transfer agent fees	4,631	4,313	30,574
Management fees (Note 5)	65,384	6,000	79,384
Office	18,635	355	19,106
Professional fees	94,722	39,052	158,695
Rental expenses	2,375	2,375	4,750
Travel and promotion	75,329	11,708	94,146

Net Loss	$262,286	$64,110	$(388,568)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	44,858,220	41,191,166

The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock Number	Common Stock Amount	Additional Paid-in Capital	Subscriptions Receivable	Deficit Accumulated During the Development Stage		Total

Common stock issued for cash at $0.001 per share, July 1, 2005 (Inception) Inception)	25,000,000	$25,000	$(20,000)	$—		$—	$5,000
Common stock issued for cash at $0.001 per share, August 1, 2005 per share, October 30, 2005	8,000,000	8,000	(6,400)	-		-	1,600
Common stock issued for cash at $0.01 per share, September 12, 2005 per share, October 30, 2005	7,500,000	7,500	7,500	-		-	15,000
Common stock issued for cash at $0.10 per share, February 27, 2006 per share, October 30, 2005	525,000	525	9,975	-		-	10,500
Donated services	-	-	2,000	-		-	2,000
Subscriptions receivable	-	-	-	(750)		-	(750)
Net loss	-	-	-	-		(11,577)	(11,577)
Balance, February 28, 2006	41,025,000	41,025	(6,925)	(750)		(11,577)	21,773
Subscriptions receivable	-	-	-	750		-	750
Common stock issued for cash at $0.10 per share, March 6, 2006 per share, October 30, 2005	125,000	125	2,375	-		-	2,500
Donated services	-	-	6,000	-		-	6,000
Net loss	-	-	-	-		(50,595)	(50,595)
Balance, February 28, 2007	41,150,000	41,150	1,450	-		(62,172)	(19,572)
Common stock issued for cash at $0.15 per share, November 1, 2007	666,667	667	99,333	-		-	100,000
Donated services	-	-	6,000	-		-	6,000
Net loss	-	-	-	-		(64,110)	(64,110)
Balance, February 29, 2008	41,816,667	41,817	106,783	-		(126,282)	22,318
Common stock issued for cash at $0.15 per share	4,333,333	4,333	645,667	-		-	650,000
Warrants exercised for cash at $0.20 per share	666,665	667	132,667	-		-	133,333
Donated services	-	-	6,000	-		-	6,000
Net loss	-	-	-	-		(262,286)	(262,286)
Balance, February 28 , 2009	46,816,665	$46,817	$891,117	$-	$	(388,568)	$549,365

REGAL LIFE CONCEPTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2009	Year Ended February 29, 2008	Cumulative from July 1, 2005 (Date of Inception) to February 28, 2009

Cash Flows From Operating Activities:
Net loss	$(262,286)	$(64,110)	$(388,568)
Non-cash items:
Amortization	681	170	962
Donated capital	6,000	6,000	20,000
Changes in non-cash operating working capital items:
Prepaid expenses	(1,742)	(3,258)	(5,000)
Accounts payable and accrued liabilities	17,122	17,321	41,111
Net cash used in operating activities	(240,225)	(43,877)	(331,495)

Cash Flows From Investing Activities:
Acquisition of equipment	-	(2,553)	(3,689)
Loan receivable	(200,000)	-	(200,000)
Net cash used in investing activities	(200,000)	(2,553)	(203,689)

Cash Flows From Financing Activities:
Due to related party	(24,500)	7,000	-
Issuance of common shares	783,333	100,000	917,933
Net cash provided by financing activities	758,833	107,000	917,933

Increase in cash	318,608	60,570	382,749

Cash, Beginning	64,141	3,571	-

Cash, Ending	$382,749	$64,141	$382,749

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2009

1.	NATURE AND CONTINUANCE OF OPERATIONS

Regal Life Concept, Inc. (the “Company”) was incorporated in the State of Nevada on July 1, 2005.  The Company is in the business of marketing and distribution. The Company is considered to be a development stage company and has not generated any revenues from operations.

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Development Stage Company

The Company is considered to be in the development stage, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

The loan receivable (Note 4) relates to an advance of cash to AWA Wine Co. Ltd (“AWA”). The recoverability and valuation of this receivable may be affected by the Company completing the proposed Capital Increase and Equity Subscription Transaction as well as the ability of AWA to generate sufficient future cash flows.

Equipment

Equipment is recorded at cost and amortized over its estimated useful life on a 20% declining balance method. In the year of acquisition, only one-half of the amortization is recorded.

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-lived Assets
Equipment is reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Under SFAS No. 144, assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value

Financial Instruments

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies  the  accounting  for  uncertainty  in income taxes by  prescribing  a two-step method of first evaluating whether a tax position has met a more likely than not recognition  threshold  and,  second,  measuring  that tax position to determine the amount of benefit to be  recognized  in the financial  statements. FIN 48  provides  guidance  on the  presentation  of  such  positions  within  a classified balance sheet as well as on  de-recognition,  interest and penalties, accounting in interim periods, disclosure and transition.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the transaction date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended February 28, 2009 and 2008, there are no items that cause comprehensive loss to be different from net loss.

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Effective January 1, 2006 the Company has adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payments”, using the modified prospective transition method. Under this transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

To date the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”).  The statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP.  The statement is effective 60 days following the SEC's approval of the Public Fund Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3.	EQUIPMENT

Equipment consists of the following:

	Cost	Accumulated Depreciation	2009 Net Book Value	2008 Net Book Value

Computer and office equipment	$3,689	$962	$2,727	$3,408

4.	LOAN RECEIVABLE

On January 29, 2009, the Company entered into an agreement for a capital injection and equity subscription with AWA, a wine import and distribution company, to acquire a 26% equity interest in AWA for $500,000.  The Company has an option to acquire an additional 25% equity interest in AWA for $500,000.  In addition, the Company entered into a Cooperative Joint Venture (“JV”) Contract with AWA and AWA’s other equity interest holders.  The JV Agreement is required under Chinese law in order to encompass the investment as a Sino-foreign cooperative joint venture to conduct business in China.

The purchase price of $500,000 for the 26% equity interest shall be paid in two instalments.  The first instalment of $200,000 was made as a loan and the second instalment of $300,000 shall be made upon obtaining government approval for the Capital Increase and Equity Subscription.  The $200,000 is a demand loan and due on the earlier of occurrence of the following events: a) AWA’s failure to obtain the necessary government approval for the Capital Increase and Equity Subscription and the establishment of the JV before August 15, 2009; b) the occurrence of an Event of Default as defined in the Agreement on Capital Increase and Equity Subscription.

5.	RELATED PARTY TRANSACTIONS

During the year ended February 28, 2009, the Company repaid $24,500 to a former director of the Company.

The Company incurred management services with the directors and it also recognized donated services, commencing November 1, 2005, to directors of the Company for management fees, valued at $500 per month.  .

	Year ended February 28, 2009	Year ended February 29, 2008	July 1, 2005 (Inception) to February 28, 2009

Management fees	$59,384	$-	$59,384
Donated services	6,000	6,000	20,000
	$65,384	$6,000	$79,384

Related party transactions are measured at the exchange amount, which represents the amount of consideration agreed to between the related parties.

6.	COMMON STOCK

On November 13, 2007, the Company completed a five for one (5:1) forward stock split of its common shares.  All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect to this stock split.

During the year ended February 29, 2008, 666,667 units were issued for a total proceed of $100,000.   Each unit consists of one share of the Company’s common stock and one common share purchase warrant.  Each warrant is exercisable into one share of common stock at an exercise price of $0.20 per share for a period of two years.  There was no fair value attributed to the warrants.

During the year ended February 29, 2008, 4,333,333 units were issued for a total proceed of $650,000.  Each unit consists of one share of the Company’s common stock and one common share purchase warrant.  Each warrant is exercisable into one share of common stock at an exercise price of $0.20 per share for a period of two years.  There was no fair value attributed to the warrants.

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

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

	February 28, 2009	February 29, 2008

Loss before income tax	$262,286	$64,110
Statutory tax rate	35%	35%
Expected recovery of income taxes at standard rates	91,800	22,439
Non deductible items:	(2,100)	(2,100)
Less: valuation allowance	(89,700)	(20,339)

Income tax provision	$-	$-

7.	INCOME TAXES (Continued)

	February 28, 2009	February 29, 2008

Components of deferred tax asset:
Non-capital tax loss carry forwards	$125,700	$36,000
Less: valuation allowance	(125,700)	(36,000)

Net deferred tax asset	$-	$-

At February 29, 2009, the Company had accumulated non-capital loss carry-forwards of approximately $368,000, which are available to reduce taxable income in future taxation years and expire as follows:

2026	$11,000
2027	45,000
2028	56,000
2029	256,000
$368,000

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures

Our management, under the supervision of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K/A.  Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures cannot be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

 (b)  Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on the assessment using those criteria, our management concluded that our internal control over financial reporting was not effective at February 28, 2009.

The matters involving internal controls and procedures that the Company's management considered to be material  weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control  objectives; (3) insufficient written policies and  procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Principal Accounting Officer in connection with the audit of our financial statements as of February 29, 2008 and communicated the matters to our management.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(c)  Changes in Internal Control over Financial Reporting

 There have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position with Registrant	Served as a Director or Officer Since

Eric Wildstein	27	President, C.E.O,	August 7, 2007
		promoter and director

Xiao Wen Guan	56	Secretary, Treasurer,	November 28, 2008
		principal accounting
		officer, principal
		financial officer and
		director

Effective November 28, 2008, we have appointed Mr. Xiao Wen Guan of the People's Republic of China, as a director and Principal Financial Officer of the Company in place of Wu Chih Chun, who has left the Company to pursue other business interests.  The resignation was not motivated by a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. This appointment is effective until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

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

ITEM 11:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 28, 2009.

		Annual Compensation				Long Term Compensation
Name (1)	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Eric Wildstein	President	2009	$39,884	0	0	0	0	0	0
Xiao Wen Guan	Secretary Treasurer	2009	$0	0	0	0	0	0	0
Chih Chun Wu	Past Secretary Treasurer	2009	$0	0	0	0	0	0	0

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit Number	DESCRIPTION
3.1	Articles of Incorporation filed with the SEC on May 26, 2006 in our Form SB-2, incorporated herein by reference.
3.2	Bylaws filed with the SEC on May 26, 2006 in our Form SB-2, incorporated herein by reference.
10.1	Marketing and Sales Distribution Agreement filed with SEC on May 26, 2006 in our Form SB-2, incorporated herein by reference.
10.1	Form Of Private Placement Subscription Agreement, filed with the SEC on November 19, 2007 in our Form 8-K, incorporated herein by reference.
10.2	Form Of Common Stock Warrant Agreement filed with the SEC on November 19, 2007 in our Form 8-K, incorporated herein by reference.
10.3	Form Of Registration Rights Agreement filed with the SEC on November 19, 2007 in our Form 8-K, incorporated herein by reference.
5.02	Appointment and resignation of Director filed with the SEC on December 3, 2008 in our Form 8-K, incorporated herein by reference.

10.1	Capital Increase and Equity Subscription Agreement filed with the SEC on February 4, 2009 in our Form 8-K, incorporated herein by reference.
10.2	Loan Agreement filed with the SEC on February 4, 2009 in our Form 8-K, incorporated herein by reference.
10.3	Cooperative Joint Venture Contract of Guangzhou AWA Wine Co. Ltd. filed with the SEC on February 4, 2009 in our Form 8-K, incorporated herein by reference.
99.1	News Release filed with the SEC on February 4, 2009 in our Form 8-K, incorporated herein by reference.
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

Reports on Form 8-K

During the last quarter of fiscal 2008, we filed the following reports on Form 8-K:

1.
On December 3, 2008, we announced that Mr. Xiao Wen Quan was appointed Director and Principal Financial Officer of the Company in place of Wu Chih Chun who left the Company to pursue other business interests.

2.
On February 4, 2009, we announced that the Company has signed a Capital Increase and Equity Investment Agreement along with related agreements and contracts with Guangzhou AWA Wine Co., Ltd. (“AWA Wine”).  Under the terms of this agreement, we will undertake a proposed shareholder loan of U$200,000 and we will make cash equity injection of approximately U$300,000 to acquire an initial 26% equity stake in AWA Wine.

Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regal Life Concepts, Inc.

By	/s/ Eric Wildstein
Eric Wildstein
President, CEO & Director
Date: September 8, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Eric Wildstein
Eric Wildstein
President, CEO & Director
Date: September 8, 2009

By	/s/ Xiao Wen Guan
Xiao Wen Guan
Secretary, Treasurer,
Principal Accounting Officer &
Director
Date: September 8, 2009