Form 10-Q/A
period 2009-05-31
Regal Life Concepts, Inc.
filed 2009-09-08
CIK 1363598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
AMENDMENT NO. 1

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to __________________.

Commission File Number   333-134536

Regal Life Concepts, Inc.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3723 E. Maffeo Road Phoenix, Arizona, USA
89050
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	516-659-6677

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
Yes  ☒   No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,816,665 shares of common stock with par value of $0.001 per share outstanding as of July 2, 2009.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Company’s Quarterly Report on Form 10-Q for the first quarter ended May 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on July 2, 2009 (“Original Filing”), in response to comments from the staff of the Securities and Exchange Commission regarding certain disclosures which appeared therein.  These amendments include the following revisions:

1.         Form 10-Q has been revised to contain the cover pages and Items specific to Form 10-Q.

2.         Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to more accurately describe the Company’s Plan of Operations.

3.         Part I, Item 3 Quantitative and Qualitative Disclosures About Market Risk has been added to the Form 10-Q.

4.         Part I, Item Number for Controls and Procedures has been re-designated as Item 4T and has been revised to include the Company’s (i) disclosure controls and procedures, and (ii) changes in internal control over financial reporting.

5.         Part I, Item 4T on Disclosure controls and procedures have been revised.

6.         Part II, Item 6 Exhibits 31.1 and 31.2 have been revised to comply with the wording specified in Item 601(b)(31) of Regulation S-K and to include internal control over financial reporting and paragraph 4(b) in paragraph four of this certification.

This Amendment No. 1 to the Original Filing is solely for the purpose described above.  The Company has not revised, modified or updated any other disclosures that were presented in the Original Filing, unless such revisions, modification or updates were expressly set forth above.  This Amendment No. 1 does not reflect any events that may have occurred subsequent to the Original Filing.  All other information not affected by this Amendment No. 1 remains unchanged and reflects the disclosure made at the time of the filing of the Original Filing.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Index to Financial Statements

Balance Sheets	F-1

Statements Of Operations	F-2

Statements Of Cash Flows	F-3

Notes To The Financial Statements	F-4

REGAL LIFE CONCEPTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2009

REGAL LIFE CONCEPTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31, 2009	February 29, 2009

ASSETS

Current
Cash	$319,422	$382,749
Prepaid expenses	2,500	5,000
	321,922	387,749

Equipment, net	5,396	2,727
Loan receivable	200,000	200,000

	$527,318	$590,476

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$3,124	$41,111

Stockholders' Equity
Common stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
46,816,665 common shares (February 28, 2009 – 46,816,665)	46,816	46,816
Additional paid-in capital	891,117	891,117
Deficit accumulated during the development stage	(413,739)	(388,568)
	524,194	549,365

	$527,318	$590,476

The accompanying note is an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	Cumulative from July 1, 2005 (Date of Inception) to May 31, 2009

Expenses
Amortization	$43	$43	$1,005
Bank charges and interest	133	125	1,084
Filing and transfer agent fees	500	-	31,074
Management fees	10,000	1,500	89,384
Office	7,363	1,644	26,469
Professional fees	(6,389)	13,076	152,306
Rental expenses	-	2,375	4,750
Travel and promotion	13,521	14,395	107,667

Net Loss	$(25,171)	$(33,158)	$(413,739)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	46,816,665	41,315,942

The accompanying note is an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	Cumulative from July 1, 2005 (Date of Inception) to May 31, 2009
Cash Flows From Operating Activities:
Net loss	$(25,171)	$(33,158)	$(413,739)
Non-cash items:
Amortization	43	43	1,005
Donated capital	-	1,500	20,000
Changes in non-cash operating working capital items:
Prepaid expenses	2,500	2,374	(2,500)
Accounts payable and accrued liabilities	(37,987)	(15,192)	3,124
Net cash used in operating activities	(60,615)	(44,433)	(392,110)

Cash Flows From Investing Activities:
Acquisition of equipment	(2,712)	-	(6,401)
Loan receivable	-	-	(200,000)
Net cash used in investing activities	(2,712)	-	(206,401)

Cash Flows From Financing Activities:
Issuance of common shares	-	75,000	917,933
Net cash provided by financing activities	-	75,000	917,933

Increase (decrease) in cash	(63,327)	30,567	319,422

Cash, Beginning	382,749	64,141	-

Cash, Ending	$319,422	$94,708	$319,422

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying note is an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operation

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

We are now focused on potential opportunities in the hospitality, health and wellness and lifestyle sectors. To ensure the viability and solvency of our company, we intend to phase out our business line involving the distribution of bamboo flooring and devote our ongoing business efforts to the wine distribution business in China.  We have signed a Capital Increase and Equity Investment Agreement, along with related agreements and contracts required by Chinese regulatory bodies, with Guangzhou AWA Wine Co., Ltd. (“AWA Wine”) to acquire an initial 26% equity stake in AWA Wine (subject to Chinese regulatory approval). A US$200,000 loan instalment has been advanced to AWA Wine under the terms of this agreement.  Upon the successful achievement of various business milestones mandated in the executed agreements, we have the option to increase its equity interest to a 51% equity interest in AWA Wine.

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

Our plan of operation for the following twelve months is to devote our business efforts in the wine distribution business in China.  We will assist and sometimes enter into distribution agreements, through AWA Wine, with vineyards, wineries and suppliers worldwide, providing for sale and distribution opportunities of wine products and related accessories to Guangzhou AWA Wine Co. Ltd. in China.

We intend to develop the wine retail network through AWA Wine by initially providing assistance to AWA Wine in focusing its marketing efforts on setting up more flagship stores in China and recruiting more franchisees all across China.  As part of the AWA Wine growth strategy, we plan to expand our distribution and retail network, which will allow us to sell more products on a monthly basis and negotiate on more favourable terms with our suppliers. Successfully executing this strategy will depend on many factors, including:

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

If we are not successful in expanding the AWA Wine™ brand, our business may fail to grow and our brand may suffer.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures.

Evaluation and Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness identified by management relating to the (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and  procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Based upon its evaluation, our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has concluded there is a material weakness with respect to its internal control over financial reporting as defined in Rule 13a-15(e).

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, our evaluation of controls can only provide reasonable assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Changes in Internal Controls Over Financial Reporting

There were no changes to the internal controls during the quarter ended December 31, 2008 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Report on Form 8-K

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 8, 2009

Regal Life Concepts, Inc.

/s/ Eric Wildstein
Eric Wildstein, President, CEO & Director