Form 10-Q
period 2009-10-15
Regal Life Concepts, Inc.
filed 2009-10-15
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

[ X ] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
      Exchange Act of 1934

      For the period ended August 31, 2009

[    ]Transition Report pursuant to 13 or 15(d) of the Securities  Exchange  Act of 1934

      For the transition period  ____________ to __________________.


                      Commission File Number   333-134536

                             Regal  Life Concepts, Inc.
         __________________________________________________________________
         (Exact  name of Small Business Issuer as specified in its charter)

             Nevada                                        Pending
________________________________              _________________________________
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


3723 E. Maffeo Road
Phoenix, Arizona, USA                                     85050
________________________________________            ____________________
(Address of principal executive offices)            (Postal or Zip Code)

Issuer's telephone number, including area code:                516-659-6677



       ________________________________________________________________
            (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.
                                                          [ X ]  Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer {square} Accelerated filer {square}
 Non-accelerated filer {square}   Smaller reporting company {checked-box}
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                          Yes  [X  ]   No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,816,665 shares of common stock with par value of $0.001 per share outstanding as of October 15, 2009.

                               TABLE OF CONTENTS


                                                                          Page


PART I - FINANCIAL INFORMATION                                              3

      Item 1.Financial Statements.                                          4

      Item 2.Management's Discussion And Analysis Of Financial Condition
          And Results Of Operation                                          5

  Item 3. Quantitative and Qualitative Disclosures About Market Risk        6

      Item 4T.Controls And Procedures                                       7

PART II - OTHER INFORMATION                                                 8

      Item 1.Legal Proceedings                                              8

      Item 2.Unregistered Sales Of Equity Securities And Use Of Proceeds    8

      Item 3.Defaults Upon Senior Securities                                8

      Item 4.Submission Of Matters To A Vote Of Security Holders            8

      Item 5.Other Information                                              8

      Item 6.Exhibits                                                       8

SIGNATURES                                                                  9

PART I - FINANCIAL INFORMATION



ITEM 1.FINANCIAL STATEMENTS



Index To Financial Statements

Balance Sheets                                                       F-1

Statements Of Operations                                             F-2

Statements Of Cash Flows                                             F-3

Notes To The Financial Statements                                    F-4

                           REGAL LIFE CONCEPTS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                AUGUST 31, 2009

REGAL LIFE CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

                                              August 31,     February 29.
                                                    2009             2009


    ASSETS

CURRENT
  Cash                                       $   296,206     $    382,749
  Prepaid expenses                                 1,090            5,000
                                                 297,296          387,749

EQUIPMENT, net                                     5,354            2,727
LOAN RECEIVABLE                                  200,000          200,000

                                             $   502,650     $    590,476


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities   $    35,343     $     41,111


STOCKHOLDERS' EQUITY
  Common stock
     Authorized:
      100,000,000 common shares, par value
      $0.001 per share
     Issued and outstanding:
      46,816,665 common shares
      (February 28, 2009 - 46,816,665)            46,816           46,816
  Additional paid-in capital                     891,117          891,117
  Deficit accumulated during the
     development stage                          (470,626)        (388,568)
                                                 567,307          549,365

                                             $   502,650     $    590,476










   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                                              Cumulative from
                                                              Three        Three                                 July 1, 2005
                                                             Months       Months   Six Months   Six Months           (Date of
                                                              Ended        Ended        Ended        Ended       Inception to
                                                         August 31,   August 31,   August 31,   August 31,         August 31,
                                                               2009         2008         2009         2008               2008



EXPENSES
  Amortization                                          $       42     $      43    $      85   $       85      $      1,047
  Bank charges and interest                                     95           115          228          240             1,179
  Filing and transfer agent fees                               150           783          650          783            31,224
  Management fees                                           10,000         1,500       20,000        3,000            99,384
  Office                                                     1,198         1,500        8,562        3,145            27,668
  Professional fees                                         26,240        34,945       19,851       48,022           178,546
  Rental expenses                                                -             -            -        2,375             4,750
  Travel and promotion                                      19,161        22,748       32,682       37,142           126,828

NET LOSS                                                $  (56,887)    $ (61,634)   $ (82,058)  $  (94,792)     $   (470,626)

NET LOSS PER SHARE - BASIC AND DILUTED                  $    (0.00)    $   (0.00)   $   (0.00)  $    (0.00)


WEIGHTED  AVERAGE  NUMBER OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                        46,816,665    44,376,451   46,816,665   43,112,865














   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                       Cumulative from
                                                                                          July 1, 2005
                                                                                              (Date of
                                             Six Months Ended     Six Months Ended       Inception) to
                                              August 31, 2009      August 31, 2008     August 31, 2009

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $  (82,058)          $  (94,792)          $   (470,626)
  Non-cash items:
     Amortization                                     85                   85                  1,047
     Donated capital                                   -                3,000                 20,000
  Changes in non-cash operating
  working capital items:
     Prepaid expenses                              3,910                2,374                 (1,090)
       Accounts payable and accrued liabilities   (5,768)             (10,463)                35,343

  NET    CASH    USED   IN   OPERATING
  ACTIVITIES                                     (83,831)             (99,796)              (415,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                        (2,712)                   -                 (6,401)
  Loan receivable                                      -                    -               (200,000)

  NET    CASH   USED   IN    INVESTING
  ACTIVITIES                                      (2,712)                   -               (206,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to related party                                 -              (24,500)                     -
  Issuance of common shares                            -              650,000                917,933
  NET  CASH   PROVIDED   BY  FINANCING
  ACTIVITIES                                           -              625,500                917,933

INCREASE (DECREASE)  IN CASH                     (86,543)             525,704                296,206

CASH, BEGINNING                                  382,749               64,141                      -

CASH, ENDING                                  $  296,206           $  589,845           $    296,206


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid for:
  Interest                                                         $        -           $          -
  Income taxes                                                     $        -           $          -












   The accompanying notes are an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009
(UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company's Annual Report on Form 10-K/A filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

2.    COMMON STOCK

On July 31, 2009, the Company's majority stockholders approved the 2009 Non-Employee Incentive Plan which grants stock options and restricted shares to non-employee consultants, professionals and service providers who provide services to the Company. The Company is allowed to issue up to 10% of the total number of shares outstanding at the first day of each fiscal year. All grants of restricted shares will be evidenced by a Restricted Stock Aware Agreement. At the time of issuance of stock options, the Board of directors will determine the number of stock options, the exercise price, the vesting terms, and the maximum duration; where the maximum duration is not later than the fifth anniversary of the date of the grant.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


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

RESULTS OF OPERATIONS FOR PERIOD ENDING AUGUST 31, 2009

We did not earn any revenues in the three-month period ended August 31, 2009. During the same period, we incurred operating expenses of $56,887 consisting of professional fees of $26,240, travel and promotional expenses of $19,161, management fees of $10,000, office charges of $1,198, transfer agent fees of $150, bank charges of $95 and amortization charges of $42.

At August 31, 2009, we had assets of $502,650 consisting of $296,206 in cash, $1,090 in prepaid expenses, equipment recorded at $5,354 and a loan receivable at $200,000. We have accrued liabilities of $35,343 as of August 31, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes to the internal controls during the quarter ended August 31, 2009 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is not a party to any pending legal  proceeding.   Management is not
aware of any threatened litigation, claims or assessments.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 31, 2009, the Company's Board of Directors and the Majority Stockholders approved the Company's 2009 Non-Employee Incentive Plan (the "Plan"), which Plan is designed for the benefit of non-employee consultants, professionals, and service providers who provide services to the Company and our affiliates.. The Plan permits the grant to Eligible Persons of (i) Nonqualified Stock Options ("Options") that grant such Eligible Person the right to purchase shares of the Company's Common Stock ("Shares"); and/or (ii) restricted Shares ("Restricted Shares"). The Company is allowed to issue up to 10% of the total number of shares outstanding at the first day of each fiscal year. All grants of restricted shares will be evidenced by a Restricted Stock Aware Agreement.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.EXHIBITS

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

October 15, 2009

Regal Life Concepts, Inc.


/s/ Eric Wildstein
------------------------------
Eric Wildstein, President, CEO & Director