Form 10-Q
period 2010-01-13
Regal Life Concepts, Inc.
filed 2010-01-13
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

[ X ] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
      Exchange Act of 1934

      For the period ended November 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,816,665 shares of common stock with par value of $0.001 per share outstanding as of January 13, 2010.

                               TABLE OF CONTENTS


                                                                        Page


PART I -  FINANCIAL INFORMATION                                           3

  Item 1. Financial Statements.                                           4

  Item 2. Management's Discussion And Analysis Of Financial Condition
          And Results Of Operation                                        9

  Item 3. Quantitative and Qualitative Disclosures About Market Risk     10

  Item 4T.Controls And Procedures                                        11

PART II - OTHER INFORMATION                                              12

  Item 1.Legal Proceedings                                               12

  Item 2.Unregistered Sales Of Equity Securities And Use Of Proceeds     12

  Item 3.Defaults Upon Senior Securities                                 12

  Item 4.Submission Of Matters To A Vote Of Security Holders             12

  Item 5.Other Information                                               12

  Item 6.Exhibits                                                        12

SIGNATURES                                                               13

PART I - FINANCIAL INFORMATION



ITEM 1.FINANCIAL STATEMENTS



Index To Financial Statements

Balance Sheets                                                     F-1

Statements Of Operations                                           F-2

Statements Of Cash Flows                                           F-3

Notes To The Financial Statements                                  F-4

                           REGAL LIFE CONCEPTS, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               NOVEMBER 30, 2009

                                  (UNAUDITED)

REGAL LIFE CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

                                                                         November 30,    February 28,
                                                                                 2009            2009


                            ASSETS

CURRENT
  Cash                                                          $          226,517    $      382,749
  Prepaid expenses                                                          11,090             5,000
                                                                           237,607           387,749

EQUIPMENT, net                                                               4,255             2,727
LOAN RECEIVABLE                                                            200,000           200,000

                                                                $          441,862    $      590,476


             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                      $           15,990    $       41,111


STOCKHOLDERS' EQUITY
  Common stock
    Authorized:
      100,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      46,816,665 common shares (February 28, 2009 - 46,816,665)             46,816            46,816
  Additional paid-in capital                                               891,117           891,117
  Deficit accumulated during the development stage                        (512,061)         (388,568)
                                                                           425,872           549,365

                                                                $          441,862    $      590,476















    The accompanying note is an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                   Cumulative
                                                                                                         from
                                                  Three       Three          Nine         Nine   July 1, 2005
                                                 Months      Months        Months       Months       (Date of
                                                  Ended       Ended         Ended        Ended  Inception) to
                                               November     November     November     November       November
                                               30, 2009     30, 2008     30, 2009     30, 2008       30, 2009





EXPENSES

  Amortization                               $   1,099     $      43    $   1,184    $     128     $   2,146
  Bank charges and interest                        119           185          347          424         1,298
  Filing and transfer agent fees                 1,276             3        1,926          786        32,500
  Management fees                                7,500         1,500       27,500        4,500       106,884
  Office                                         1,960        13,037       10,522       16,182        29,628
  Professional fees                             10,573        48,142       30,424       96,164       189,119
  Rental expenses                                                  -            -        2,375         4,750
  Travel and promotion                          18,908        14,556       51,590       51,698       145,736


NET LOSS                                     $ (41,435)    $ (77,466)   $(123,493)   $(172,257)    $(512,061)


NET LOSS PER SHARE - BASIC AND DILUTED       $   (0.00)    $   (0.00)   $   (0.00)   $   (0.00)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED
                                            46,816,665    46,450,366   46,816,665   44,217,274






















    The accompanying note is an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                  Cumulative
                                                                                        from
                                                          Nine         Nine     July 1, 2005
                                                        Months       Months         (Date of
                                                         Ended        Ended    Inception) to
                                                      November     November     November 30,
                                                      30, 2009     30, 2008             2009


 CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                         $  (123,493)  $ (172,257)    $  (512,061)
  Non-cash items:
     Amortization                                        1,184          128           2,146
     Donated capital                                         -        4,500          20,000
  Changes in non-cash operating working
  capital items:
     Prepaid expenses                                   (6,090)       3,258         (11,090)
     Accounts   payable   and  accrued                 (25,121)      (8,989)         15,990
     liabilities

  NET CASH USED IN OPERATING ACTIVITIES               (153,520)    (173,360)       (485,015)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of equipment                              (2,712)           -          (6,401)
  Loan receivable                                            -            -        (200,000)

  NET CASH USED IN INVESTING ACTIVITIES                 (2,712)           -        (206,401)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Due to related party                                       -      (24,500)              -
  Issuance of common shares                                  -      783,333         917,933

  NET    CASH    PROVIDED   BY   FINANCING
  ACTIVITIES                                                 -      758,833         917,933

INCREASE (DECREASE)  IN CASH                          (156,232)     585,473         226,517

CASH, BEGINNING                                        382,749       64,141               -

CASH, ENDING                                       $   226,517    $ 649,614     $   226,517

SUPPLEMENTAL   DISCLOSURE    OF    CASH   FLOW
INFORMATION:
Cash paid for:
  Interest                                         $         -    $       -     $         -
  Income taxes                                     $         -    $       -     $         -









    The accompanying note is an integral part of these financial statements.

REGAL LIFE CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTE TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company's Annual Report on Form 10-K/A filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

The Company evaluated subsequent events through the financial statements filing date of January 13, 2010.

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

We are now focused on potential opportunities in the Chinese market, with emphasis on the lifestyle sector. To ensure the viability and solvency of our company, we continue to phase out our business line involving the distribution of bamboo flooring and devote our ongoing business efforts to the wine distribution and other business prospects in China. We have previously signed a Capital Increase and Equity Investment Agreement, along with related agreements and contracts required by Chinese regulatory bodies, with Guangzhou AWA Wine Co., Ltd. ("AWA Wine") to acquire an initial 26% equity stake in AWA Wine (subject to Chinese regulatory approval). A US$200,000 loan instalment has been advanced to AWA Wine under the terms of this agreement. Upon the successful achievement of various business milestones mandated in the executed agreements, we have the option to increase its equity interest to a 51% equity interest in AWA Wine. We also have been presented opportunities and exploring strategic investments in companies located in China in the infrastructure, automotive and pharmaceutical sectors.

The AWA Wine network currently comprises 17 established corporate-owned and franchised locations throughout China that is servicing over a 50,000-strong membership base. The new joint venture will, amongst other initiatives, lead to the opening of additional corporate-owned AWA Wine locations in China and the development of an improved IT infrastructure to enhance backend administration, sales and logistics support. AWA Wine's strategic positioning in this booming China growth sector and its early rapid expansion makes the company an attractive addition to our Lifestyle portfolio.

Our plan of operation for the following twelve months is to devote our business efforts in the wine distribution business and investigate other opportunities in China. We will assist and sometimes enter into distribution agreements with vineyards, wineries and suppliers worldwide, providing for sale and distribution opportunities of wine products and related accessories to the Chinese market.

We intend to develop a wine retail network by initially focusing our marketing efforts on setting up more flagship stores in China and recruiting more franchisees all across China. As part of our growth strategy, we plan to expand our distribution and retail network, which will allow us to sell more products on a monthly basis and negotiate on more favourable terms with our suppliers. Successfully executing this strategy will depend on many factors, including:

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

We intend to retain one full-time sales and marketing coordinator in the next six months to handle the wine distribution business in China. Other than as disclosed herein, we have no plans to significantly change our number of employees for the next 12 months.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING NOVEMBER 30, 2009

We did not earn any revenues in the three-month period ended November 30, 2009. During the same period, we incurred operating expenses of $41,435 consisting of professional fees of $10,573, travel and promotional expenses of $18,908, management fees of $7,500, office charges of $1,960, transfer agent fees of $1,276, bank charges of $119 and amortization charges of $1,099.

At November 30, 2009, we had assets of $441,862 consisting of $226,517 in cash, $11,090 in prepaid expenses, equipment recorded at $4,255 and a loan receivable at $200,000. We have accrued liabilities of $15,990 as of November 30, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes to the internal controls during the quarter ended November 30, 2009 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.   Management  is not
aware of any threatened litigation, claims or assessments.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

January 13, 2010

Regal Life Concepts, Inc.


/s/ Eric Wildstein
------------------------------
Eric Wildstein, President, CEO & Director




13