Form 10-K
Regal Life Concepts, Inc.
filed 2010-05-25
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 28, 2010

      [    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-134536


                               REGAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


             Nevada                            Pending
 (State or other jurisdiction of (I.R.S. Employer Identification No.) Incorporation or organization)

                             3723 East Maffeo Road
                          Phoenix, Arizona, USA, 89050
                    (Address of principal executive offices)

                                 (516) 659-6677
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                       None
                                (Title of Class)

    Indicate by check mark if the registrant is a well-known seasoned issuer, as
                  defined in Rule 405 of the Securities Act. [  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
[   ] Yes    [ X ] No
                                                             [  ] Yes    [X] No

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ({section}232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes    [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                [   ]

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes {checked-box}      No {square}.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of such common equity as of August 31, 2009 was: $9,363,333.

The number of shares of the issuer's common stock issued and outstanding as of May 25, 2010 was 46,816,665.

Documents Incorporated By Reference: None

                               TABLE OF CONTENTS

                                                                            PAGE

PART I

Item 1: Description Of Business................................................4

Item 1A:Risk Factors...........................................................7

Item 1B:Unresolved Staff Comments.............................................15

Item 2: Properties............................................................15

Item 3: Legal Proceedings.....................................................15

Item 4: (Removed and Reserved)................................................15

PART II

Item 5: Market For Registrant's Common Equity, Related Stockholder Matters And

        Issuer Purchases of Equity Securities.................................16

Item 6: Selected Financial Data...............................................17

Item 7: Management's Discussion And Analysis of Financial Condition and

        Results of Operation..................................................17

Item 7A:Quantitative and Qualitative Disclosures About Market Risk............19

Item 8: Financial Statements and Supplementary Data...........................19

Item 9: Changes In And Disagreements With Accountants On Accounting And

        Financial Disclosures.................................................31

Item 9A(T): Controls And Procedures...........................................31

Item 9B:Other Information.....................................................32


PART III


Item 10:Directors, Executive Officers, And Corporate Governance...............32

Item 11:Executive Compensation................................................34

Item 12:Security Ownership Of Certain Beneficial Owners And Management And

        Related Stockholder Matters...........................................35

Item 13:Certain Relationships And Related Transactions, And Director

Independence..................................................................36

Item 14:Principal Accounting Fees And Services................................36



PART IV

Item 15:Exhibits, Financial Statement Schedules...............................37

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission ("SEC"), and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in "Risk Factors" in Item 1A of this annual report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Annual Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.



                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

IN GENERAL

We were incorporated on July 1, 2005 as "Regal Rock, Inc." under the laws of the state of Nevada. On December 3, 2007, we changed our name to "Regal Life Concepts, Inc.," and on March 31, 2010, we changed our name to "Regal Group, Inc."

We commenced operations as a distributor of bamboo wood flooring products focused on opportunities created by demand in new residential construction and home improvement activity in North America. However, there was no assurance that our initial business model was commercially and economically viable and further marketing of the product in a broader distribution network was required before a final evaluation as to the economic feasibility of our initial business plan could be determined. In light of this uncertainty, we decided to review other potential opportunities in the hospitality and health and wellness sectors. In 2008, we entered into a standstill Agreement with a Thailand corporation, Amaravati Inc., whose primary asset is a 50-room spa resort located in Chiang Mai, Thailand, with an aim to open an opportunity in the hospitality sector in Thailand. Given the geopolitical uncertainty in China, we have put this project on hold for the time being.

We are now engaged in the business of acquiring private companies based and operating in China and providing these companies with support, including administrative, legal, accounting and marketing assistance. We also plan to provide these companies with an infusion of capital to further their business plan. We believe that equity investments in China present one of the most attractive global investment opportunities available in the coming four to seven years. Accordingly, we plan to focus on growth company acquisitions located in China and to ensure the viability and solvency of our Company, we have phased out our business line involving the distribution of bamboo flooring. The local Chinese equity markets are highly concentrated, serving only a small fraction of the local corporate market. This fact, taken together with current international economic uncertainty, presents a unique opportunity to acquire small, growing and profitable Chinese companies at historically realistic valuations.

As the Chinese government's long-term economic plan is focused on developing consumer consumption, we previously entered into a Capital Increase and Equity Investment Agreement, along with related agreements and contracts required by Chinese regulatory bodies, with Guangzhou AWA Wine Co., Ltd. ("AWA Wine") and a US$200,000 loan installment was advanced to AWA Wine under the terms of this agreement. AWA Wine was established in 2005 as a wine importer and distributor in China and has opened retail and corporate whole outlets throughout China. We applied for, but to date have not yet received the necessary government approvals for the establishment of the joint venture under the Chinese rules and regulations. As a result, and in light of a challenging economic environment and its impact on the financing of companies in the microcap sector in North America, we will continue to be China-focused but intend to limit our capital investment in AWA Wine to funds already advanced. In addition, we have written off our loan advancement to AWA Wine due to collectability concerns. We now intend to consider new business acquisitions (on a share swap basis or other structure) in our efforts in 2010 to create value for shareholders. Chief among the industry sectors under consideration are the technology, automotive and pharmaceutical industries.

Subsequent to the fiscal year ended February 28, 2010, the Company entered into a non-binding letter of intent with UHF Logistics Limited ("UHF"), in Hong Kong, to acquire 100% of the equity of UHF in exchange for approximately 35% of the equity of Regal, subject to confirmatory due diligence. The purchase price will be paid by the issuance of restricted shares in the capital of the Company on the date of acquisition. As of the date of this Annual Report, a formal agreement has not been executed.

UHF owns 100% of the capital stock  of  Shenzhen  RPD Electronics Technology Co.
(RPD) in the People's Republic of China. RPD specializes in the development, production, and sales of RFID UHF (ultrahigh frequency) hardware, including UHF readers, antenna and tags. The company owns intellectual property rights to its next generation RFID technology platform and its RFID products are designed for a broad range of applications that span personal and property safety and security management, e-ticketing management, tracking in animal breeding, pharmaceutical product fraud prevention, and warehouse/inventory control.

While UHF has sold RFID systems and products worldwide (including Pakistan, Taiwan and Saudi Arabia) the company will focus its sales efforts in Asia, and primarily China.

We are committed to employing a rigorous, targeted investment approach to the growth of the Company and our acquisition of operating companies in China. We do not intend to invest in Chinese development stage companies that lack proven technologies, market acceptance or a demonstrated business model. We will target companies where the technology risk is limited and there is a normal business risk of expansion and execution of a business plan. In most cases, target companies will have an established market presence and base of revenue with a management team committed to, and capable of, executing a successful growth strategy.

INDUSTRY OVERVIEW

CHINA, IN GENERAL

In the 1980s, China tried to combine central planning with market-oriented reforms to increase productivity, living standards, and technological quality without exacerbating inflation, unemployment, and budget deficits. Other than pursuing agricultural reforms, China encouraged nonagricultural activities such as promoting more self-management for state-owned enterprises, increased competition in the marketplace, and facilitated direct contact between Chinese and foreign trading enterprises. China also relied more upon foreign financing and imports.

The market-oriented reforms China has implemented over the past two decades have unleashed individual initiative and entrepreneurship. The result has been the largest reduction of poverty and one of the fastest increases in income levels ever seen. It has sustained average annual economic growth of over 9.5% for the past 26 years. China in

2009 stood as the second-largest economy in the world after the US with a GDP of $8.77 trillion when measured on a "Purchasing power parity" (PPP) basis.

Despite the recent global economic slowdown, China's output continues to increase, as evidenced by GDP growth of 8.7% for 2009. As the Chinese continue to execute on a long-term strategy to develop a planned, market driven economy, accompanied by substantial growth in its middle class (reaching 250 million in China), we anticipate this will have a profound positive impact on some of our current and planned investment activities in the country.

China has witnessed a marked transition of its population from rural areas to urban areas. Today, the urban population of China is approximately 585 million and it is expected to grow by over 300 million within 15 years. There are 51 cities in China with a population over 1 million. In comparison, there are only 9 of such cities in the United States. This trend will likely generate growing demand for infrastructure, social services, transportation systems, environmental and pollution control, as well as demand for consumer products and services, ranging from household appliances to entertainment.

The Chinese economy is rapidly and fundamentally transforming itself and the country under the guidance and through the policies of the Chinese Communist Party and the Central Government. Their policies are in pursuit of long-term goals and are not reoriented or refocused in response to short-term issues. The policies themselves are based on the principle of having a "harmonious society" through developing the health and wealth of the people through "market socialism," which entails policies to assure market stability and economic growth.

COMPLIANCE WITH GOVERNMENT REGULATION

Government regulations relating to foreign exchange controls

The principal regulation governing foreign exchange  in  China  is  the  Foreign
Currency Administration Rules (IPPS), as amended. Under these rules, the Renminbi (RMB"), China's currency, is freely convertible for trade and service related foreign exchange transactions, but not for direct investment, loan or investment in securities outside of China unless the prior approval of the State Administration for Foreign Exchange ("SAFE") of China is obtained. Foreign investment enterprises ("FIEs") are required to apply to the SAFE for "Foreign Exchange Registration Certificates for FIEs." Following a business acquisition, we will likely acquire an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a "basic account", such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the "capital account", including capital terms such as direct investment, loans and securities, still require approval of the SAFE. This prior approval may delay or impair our ability to operate following a business combination.

EMPLOYEES

We have no employees as of the date of this Annual Report other than our two directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

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

                  RISKS RELATING TO OUR BUSINESS AND INDUSTRY

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.

Our business plan calls for ongoing expenses in connection with the marketing of the health, wellness and lifestyle portfolios and the acquisition of growing Chinese companies. We have not generated any revenue from operations to date.

At February 28, 2010, we had cash on hand of $191,699 and we have accumulated a deficit of $763,052 in business development and administrative expenses during the most recent fiscal year. At this rate, we expect that we will only be able to continue operations for six months without additional funding. We anticipate that additional funding will be needed for general administrative expenses and marketing costs.

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

BECAUSE WE HAVE NOT YET COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on July 1, 2005 and to date have been involved primarily in organizational activities and undertaking project due diligence on various investment prospects. We have not earned revenues as of the date of this Annual Report and have incurred total losses of $763,052 from our incorporation to February 28, 2010.

Accordingly, you cannot evaluate our business, and therefore our future prospects, due to a lack of operating history. To date, our business development activities have consisted of negotiating and executing a marketing and sales distribution agreement with Shaowau Yuxing Bamboo Products Co., Ltd., a private Chinese company that manufactures bamboo flooring products, and initial marketing of bamboo floor products. In the prior year, we contracted a potential capital increase and equity investment in Guangzhou AWA Wine Co., Ltd, a wine importer and distributor in Guangzhou, China which is subject to the Chinese Regulatory approval. Subsequent to the year ended February 28, 2010, we entered into a non-binding letter of intent with UHF Logistics Limited ("UHF"), in Hong Kong, to acquire 100% of the equity of UHF subject to confirmatory due diligence. As of the date of this Annual Report, a formal agreement has not been executed. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

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

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN THE SPECIFIC BUSINESS SECTORS OF COMPANIES THAT WE HAVE ACQUIRED, AND MAY NOT HAVE EXPERIENCE IN THE SPECIFIC BUSINESS SECTORS OF COMPANIES THAT WE MAY TARGET FOR ACQUISITION PURPOSES IN THE FUTURE, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our directors do not have specific industry knowledge or skill sets relevant to the business sectors of companies that we have acquired, and may not have the experience related to companies that we may target for acquisition purposes in the future.. As a result, we may not be able to recognize and take advantage of product and market trends in such target sector. Further, our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

BECAUSE OUR PRESIDENT AND DIRECTOR AND OFFICER COLLECTIVELY OWN 45% OF OUR OUTSTANDING COMMON STOCK, THEY CAN COLLECTIVELY MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Eric Wildstein, our President and director, and Mr. Parrish Medley, a director of the Company, collectively own approximately 45% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these individuals may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other minority shareholders.

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

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT, WE COULD BE SUBJECT TO RESTRICTIVE AND COSTLY REGULATION.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940 ("1940 Act"), and we intend to conduct our activities and invest the proceeds of any transaction so as to avoid being classified as such. However, it is possible that we could be deemed to be an "investment company" under the 1940 Act if more than a specified percentage of our assets are held in investment securities as defined in the 1940 Act. Our plan of operation for the next twelve months is to devote our business efforts to acquiring prospective private companies based and operating in China and providing these companies with support, including administrative, legal, accounting and marketing assistance. In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading "investment securities" constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 1940 Act and the rules and regulations promulgated under the act are extremely restrictive. Our activities would be restricted, including, restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete a business transactions. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. Compliance with the 1940 Act would be very costly, would require additional expense for which we have not accounted, and it would be difficult or impossible for us to execute our business plan.



                    RISKS RELATED TO DOING BUSINESS IN CHINA

BECAUSE   OUR  ASSETS  ARE  LOCATED  OVERSEAS,  SHAREHOLDERS  MAY  NOT   RECEIVE
DISTRIBUTIONS THAT THEY WOULD OTHERWISE BE ENTITLED TO IF WE WERE DECLARED BANKRUPT OR INSOLVENT.

We are focused on assets that are located in the PRC. Because these assets are located overseas, our assets may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. Bankruptcy law.

ADVERSE CHANGES IN ECONOMIC AND POLITICAL POLICIES OF THE PRC GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OVERALL ECONOMIC GROWTH OF CHINA, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

We are currently focused on businesses whose operations are conducted primarily in the PRC, under the jurisdiction of the PRC government. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice..

WE MAY EXPERIENCE INCREASED LABOR COSTS AS A RESULT OF CHANGES IN CHINESE LABOR LAWS.

As we are currently focused on businesses whose operations are conducted in China, we would expect to experience increased labor cost due to recent changes in Chinese labor laws which will likely to increase costs of goods and impose restrictions on our relationship with our employees. In June 2007, the National People's Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers' rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. In addition, under the new law, employees who either have worked for the Company for 10 years or more or who have had two consecutive fixed-term contracts must be given an "open-ended employment contract" that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches the Company's rules and regulations or is in serious dereliction of his duty. Such non-cancelable employment contracts will substantially increase its employment related risks and limit the Company's ability to downsize its workforce in the event of an economic downturn. No assurance can be given that the Company will not in the future be subject to labor strikes or that it will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

UNCERTAINTIES WITH RESPECT TO THE CHINESE LEGAL SYSTEM COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

We conduct substantially all of our business in China and are generally subject to laws and regulations applicable to foreign investment in China. China's legal system is based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. Prior court decisions may be cited for reference but have limited precedential value. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the electronics business and electric product safety, national security-related laws and regulations and export/import laws and regulations, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, and financial and business taxation laws and regulations.

The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

INVESTORS MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA BASED UPON U.S. LAWS, INCLUDING THE FEDERAL SECURITIES LAWS OR OTHER FOREIGN LAWS AGAINST US OR OUR MANAGEMENT.

Most of our current and prospective operations are conducted in China. Some of our future directors and officers may be nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE VALUE OF YOUR INVESTMENT.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We expect in the future to receive substantially all of our revenues in RMB. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

FLUCTUATION IN THE VALUE OF RMB MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR INVESTMENT.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are expected to be mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollar. Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollar. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollar into RMB for such purposes.

Since 1994, the value of the RMB relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the RMB is artificially undervalued due to China's current monetary policies and have pressured China to allow the RMB to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the RMB to the dollar. Under the new policy the RMB is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the dollar.

INFLATION IN THE PRC COULD NEGATIVELY AFFECT OUR PROFITABILITY AND GROWTH.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the inflation rate in China reached a high point of 4.8% in 2007 as compared to the past several years. The inflation rate in China was 4.7% in 2008. The inflation rate is expected to continue to increase in 2009. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People's Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

We are a Nevada corporation, and as a result, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our agents or potential consultants will not engage in such conduct for which we might be held responsible. If our agents or potential consultants are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

IF WE MAKE EQUITY COMPENSATION GRANTS TO PERSONS WHO ARE PRC CITIZENS, THEY MAY BE REQUIRED TO REGISTER WITH THE STATE ADMINISTRATION OF FOREIGN EXCHANGE OF THE PRC, OR SAFE. WE MAY ALSO FACE REGULATORY UNCERTAINTIES THAT COULD RESTRICT OUR ABILITY TO ADOPT AN EQUITY COMPENSATION PLAN FOR OUR DIRECTORS AND OFFICER AND OTHER PARTIES UNDER PRC LAW.

On April 6, 2007, State Administration of Foreign Exchange in China ("SAFE") issued the "Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as "Circular 78." It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company's covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors who might be PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our future PRC employees. In that case, our ability to compensate our future employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

WE FACE RISKS RELATED TO HEALTH EPIDEMICS AND OTHER OUTBREAKS.

Our business could be adversely affected by the effects of an epidemic outbreak, such as the SARS epidemic in April 2004, Avian Flu, Swine Flu or another widespread public health problem in China. Any prolonged recurrence of such adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our stores or offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

BECAUSE OUR TARGETED BUSINESSES FOR ACQUISITION PURPOSES ARE LOCATED IN THE PRC, WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS, WHICH WE ARE REQUIRED TO DO IN ORDER TO COMPLY WITH U.S. GAAP AND SECURITIES LAWS, AND WHICH COULD CAUSE A MATERIALLY ADVERSE IMPACT ON OUR FINANCIAL STATEMENTS, THE TRADING OF OUR COMMON STOCK AND OUR BUSINESS.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Typical middle and top management staff in Chinese companies are not educated and trained in the Western system, and we may difficulty hiring employees in the PRC with experience and expertise relating to U.S. GAAP and U.S. public-company reporting requirements. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they may be traded, lead to litigation claims, thereby diverting management's attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

                RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

OUR STOCK IS CATEGORIZED AS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE, WHICH COULD NEGATIVELY AFFECT SHAREHOLDERS' INVESTMENTS.

The market price  for  shares  of  our  common  stock  may  be  volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

    .   receipt of substantial orders or order cancellations of products;
    .   quality deficiencies in services or products;
    .   international developments, such as technology mandates, political developments or changes   in economic policies;

    .   changes in recommendations of securities analysts;
    .   shortfalls in our backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by us;

    .   government regulations, including stock option accounting and tax regulations;

     .   energy blackouts;

     .   acts of terrorism and war;

     .   widespread illness;

     .   proprietary rights or product or patent litigation;

     .   strategic transactions, such as acquisitions and divestitures;

    .   rumors or allegations regarding our financial disclosures or practices; or

    .   earthquakes or other natural disasters  concentrated  in  Hubei,  China  where  a significant  portion of our operations are based.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources.

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

OUR COMMON SHARES ARE NOT CURRENTLY TRADED AT HIGH VOLUME, AND YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL OR LIQUIDATE A SUBSTANTIAL NUMBER OF SHARES AT ONE TIME.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the NYSE Amex LLC (formerly known as American Stock Exchange) or NASDAQ Capital Market or other markets.

Our common shares are currently traded, but currently with low volume, based on quotations on the "Over-the-Counter Bulletin Board", meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for "penny stocks" has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2:  PROPERTIES

The Company does not have own or lease any property.


ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.



ITEM 4:  (REMOVED AND RESERVED)

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock has been quoted on the OTC Bulletin Board since February 13, 2007. Its initial trading symbol was "RGLC." Subsequent to the fiscal year ended February 28, 2010, the stock symbol was changed to "RGLG" as a result of a change of our Company's name to Regal Group, Inc. on March 31, 2010.

The following quotations reflect the high and low bids for our common stock for each quarter during fiscal 2010 and 2009, based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


---------------------------------------------------------------
|NATIONAL ASSOCIATION OF SECURITIES DEALERS OTC BULLETIN BOARD
---------------------------------------------------------------
|       QUARTER ENDED        |      HIGH      |      LOW      |
---------------------------------------------------------------
|     February 28, 2010      |     $0.19      |     0.06      |
---------------------------------------------------------------
|     November 30, 2009      |     $0.28      |     $0.05     |
---------------------------------------------------------------
|      August 31, 2009       |     $0.30      |     $0.16     |
---------------------------------------------------------------
|        May 31, 2009        |     $0.60      |     $0.16     |
---------------------------------------------------------------
|     February 28, 2009      |     $0.59      |     $0.35     |
---------------------------------------------------------------
|     November 30, 2008      |     $1.06      |     $0.46     |
---------------------------------------------------------------
|      August 31, 2008       |     $1.09      |     $0.77     |
---------------------------------------------------------------
|        May 31, 2008        |     $0.80      |     $0.58     |
---------------------------------------------------------------

On November 13, 2007, we effected a 5:1 forward split of our share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five post-split shares of common stock. We also changed our post-split authorized capital to 100,000,000 shares of common stock with a par value of $0.001 per share. All share amounts were retroactively adjusted for all periods presented.

HOLDERS

We have 29 shareholders of record as at the date of this Annual Report.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of February 28, 2010, we had no compensation plans under which our equity securities are authorized for issuance.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors" beginning on page 7 of this Annual Report.

Our plan of operation for the next twelve months is to devote our business efforts to acquiring prospective private companies based and operating in China and providing these companies with support, including administrative, legal, accounting and marketing assistance. We also intend to investigate further the RFID opportunities in China. We believe that investments in China present one of the most attractive global investment opportunities available in the coming years. The local Chinese equity markets are highly concentrated, serving only a small fraction of the local corporate market. This fact, taken together with current international economic uncertainty, presents a unique opportunity to acquire small, growing and profitable Chinese companies at historically realistic valuations.

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours and with greater resources. Additionally, we may be subject to competition from other companies seeking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favourable terms.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940 ("1940 Act"), and we intend to conduct our activities and invest the proceeds of any transaction so as to avoid being classified as such. However, it is possible that we could be deemed to be an "investment company" under the 1940 Act if more than a specified percentage of our assets are held in investment securities as defined in the 1940 Act. In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading "investment securities" constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not plan to buy businesses or assets with a view to resale or profit from their resale, and we do not plan to buy unrelated businesses or assets or to be a passive investor.


The 1940 Act and the rules and regulations promulgated under the act are extremely restrictive. Further, if we were deemed to be an investment company, compliance with the 1940 Act would be very costly, would require additional expense for which we have not accounted, and it would be difficult or impossible for us to execute our business plan.


We intend to retain one full-time sales and marketing coordinator in the next six months to handle business development, marketing and promotion aspects of the China projects. Other than as disclosed herein, we have no plans to significantly change our number of employees for the next 12 months.

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

We do not have sufficient funds on hand to undertake intended business operations although our cash reserves are sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future.

We previously completed a private placement of US$750,000 and issued 666,665 common shares for the exercise of 666,665 warrants for total proceeds of $133,333. Although upon the exercise of the non-expired warrants underlying the placement we will have sufficient funds for any immediate working capital needs, additional funding may still be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

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

Our ability to generate sufficient cash to support our operations will be based solely upon the business activities of the future acquired businesses located in China. Accordingly, at the present time, there is substantial doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2010

We did not earn any revenues during the fiscal year ended February 28, 2010. We have not fully implemented our sales and marketing strategy for our wine distribution business can therefore provide no assurance that our business model and plan is economically feasible.

We incurred operating expenses in the amount of $174,484 for the year ended February 28, 2010. These operating expenses were comprised of amortization charges of $817, bank charges and interest fees of $374, filing and transfer agent fees of $4,000, management fees of $22,500, office expenses of $10,983, professional fees of $61,740 and travel and promotional costs of $74,070.

Our net loss of $374,484 in fiscal 2010 was higher than fiscal 2009's $262,286 and was primarily due to an impairment of loan receivable of $200,000, a demand loan to AWA Wine. We determined to classify the loan receivable as impaired due to uncertainty in collection from AWA.

We  have  not  attained  profitable  operations and are dependent upon obtaining
financing to complete our proposed business  plan.   For these reasons, there is
substantial doubt that we will be able to continue as a going concern.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               REGAL GROUP, INC.

                      (FORMERLY REGAL LIFE CONCEPTS, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FEBRUARY 28, 2010

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Regal Group, Inc. (Formerly Regal Life Concepts, Inc.):

We have audited the accompanying balance sheets of Regal Group, Inc. (formerly Regal Life Concepts, Inc.) (a development stage company) as of February 28, 2010 and 2009, and the statements of operations, stockholders' equity and cash flows for the years then ended and the period from July 1, 2005 (Inception) to February 28, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period from July 1, 2005 (Inception) to February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has negative working capital raising substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business and ultimately to attain profitable operations. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                    "DMCL"

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
May 21, 2010

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                                         February 28,       February 28,
                                                                                 2010               2009


                            ASSETS

CURRENT
  Cash                                                            $          191,699    $        382,749
  Prepaid expenses                                                                 -               5,000
                                                                             191,699             387,749

EQUIPMENT, net (Note 3)                                                        4,622               2,727
LOAN RECEIVABLE (Note 4)                                                           -             200,000

                                                                  $          196,321    $        590,476


             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                        $           21,440    $         41,111


STOCKHOLDERS' EQUITY
  Common stock (Note 5)
    Authorized:
      100,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      46,816,665 common shares (February 28, 2009 - 46,816,665)               46,816              46,816
  Additional paid-in capital                                                 891,117             891,117
  Deficit accumulated during the development stage                          (763,052)           (388,568)
                                                                             174,881             549,365

                                                                  $          196,321    $        590,476

Contingency (Note 1)
Subsequent event (Note 8)









   The accompanying notes are an integral part of these financial statements.

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                                                                                          Cumulative
														from
                                                                                                        July 1, 2005
                                                                                                            (Date of
                                                                      Year Ended       Year Ended      Inception) to
                                                                        February         February           February
                                                                        28, 2010         28, 2009           28, 2010



EXPENSES
  Amortization                                                         $     817        $     681          $   1,779

  Bank charges and interest                                                  374              529              1,325

  Filing and transfer agent fees                                           4,000            4,631             34,574

  Management fees (Note 6)                                                22,500           65,384            101,884

     Office                                                               10,983           18,635             30,089

     Professional fees                                                    61,740           94,722            220,435

     Rental expenses                                                           -            2,375              4,750

  Travel and promotion                                                    74,070           75,329            168,216

Loss before other item                                                  (174,484)        (262,286)          (563,052)

OTHER ITEM
Impairment of loan receivable (Note 4)                                  (200,000)               -           (200,000)

NET LOSS                                                               $(374,484)       $(262,286)         $(763,052)


NET LOSS PER SHARE - BASIC AND DILUTED                                 $   (0.01)       $   (0.01)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND
DILUTED
                                                                      46,816,665       44,858,220
















   The accompanying notes are an integral part of these financial statements.

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                        Common    Common Additional  Subscriptions     Deficit     Total
                                                        Stock     Stock    Paid-in     Receivable Accumulated
                                                        Number    Amount    Capital                 During the
                                                                                                   Development
                                                                                                         Stage

Common stock issued for cash at $0.001 per share,
July 1, 2005 (Inception)                             25,000,000  $25,000 $  (20,000)   $       -    $       -    $   5,000

Common stock issued for cash at $0.001 per share,
August 1, 2005                                        8,000,000    8,000     (6,400)           -            -        1,600

Common stock issued for cash at $0.01 per share,
September 12, 2005                                    7,500,000    7,500      7,500            -            -       15,000

Common stock issued for cash at $0.10 per share,
February 27, 2006                                       525,000      525      9,975            -            -       10,500

Donated services                                              -        -      2,000            -            -        2,000

Subscriptions receivable                                      -        -          -         (750)           -         (750)

Net loss                                                      -        -          -            -      (11,577)     (11,577)

BALANCE, FEBRUARY 28, 2006                            41,025,000   41,025    (6,925)        (750)     (11,577)      21,773

Subscriptions receivable                                       -        -         -          750            -          750

Common stock issued for cash at $0.10 per share,
March 6, 2006                                            125,000      125     2,375            -            -        2,500

Donated services                                               -        -     6,000            -            -        6,000

Net loss                                                       -        -         -            -      (50,595)     (50,595)

BALANCE, FEBRUARY 28, 2007                            41,150,000   41,150     1,450            -      (62,172)     (19,572)

Common stock issued for cash at $0.15 per share,
November 1, 2007                                         666,667      667    99,333            -            -      100,000

Donated services                                               -        -     6,000            -            -        6,000

Net loss                                                       -        -         -            -      (64,110)     (64,110)

BALANCE, FEBRUARY 29, 2008                            41,816,667   41,817   106,783            -     (126,282)      22,318

Common stock issued for cash at $0.15 per share        4,333,333    4,333   645,667            -            -      650,000

Warrants exercised for cash at $0.20 per share           666,665      667   132,667            -            -      133,333

Donated services                                               -        -     6,000            -            -        6,000

Net loss                                                       -        -         -            -     (262,286)    (262,286)

BALANCE, FEBRUARY 28 , 2009                           46,816,665   46,817   891,117            -     (388,568)     549,365

Net loss                                                                                             (374,484)    (374,484)

BALANCE, FEBRUARY 28 , 2010                           46,816,665  $46,817 $ 891,117    $       -    $(763,052)   $ 174,881







   The accompanying notes are an integral part of these financial statements.

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS



                                                                                                Cumulative
                                                                                                      from
                                                                                              July 1, 2005
                                                                                                  (Date of
                                                        Year Ended          Year Ended       Inception) to
                                                     February  28,       February  28,        February 28,
                                                              2010                2009                2010

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $    (374,484)       $   (262,286)       $   (763,052)
     Non-cash items:
     Amortization                                             817                 681               1,779
     Donated capital                                            -               6,000              20,000
     Impairment of loan receivable                        200,000                   -             200,000

  Changes in non-cash operating working
  capital items:
     Prepaid expenses                                       5,000              (1,742)                  -
     Accounts payable and accrued liabilities             (19,671)             17,122              21,440

  NET CASH USED IN OPERATING ACTIVITIES                  (188,338)           (240,225)           (519,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                                 (2,712)                  -              (6,401)
  Loan receivable                                               -            (200,000)           (200,000)

  NET CASH USED IN INVESTING ACTIVITIES                    (2,712)           (200,000)           (206,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to related party                                          -             (24,500)                  -
  Issuance of common shares                                     -             783,333             917,933

  NET CASH PROVIDED BY FINANCING ACTIVITIES                     -             758,833             917,933


INCREASE (DECREASE)  IN CASH                            (191,050)             318,608             191,699

CASH, BEGINNING                                          382,749               64,141                   -

CASH, ENDING                                       $     191,699         $    382,749        $    191,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
  Interest                                         $           -         $          -        $          -

  Income taxes                                     $           -         $          -        $          -







   The accompanying notes are an integral part of these financial statements.

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010


1.    NATURE AND CONTINUANCE OF OPERATIONS

Regal Group, Inc. (the "Company") was incorporated in the State of Nevada on July 1, 2005. The Company is in the business of marketing and distribution. The Company is considered to be a development stage company and has not generated any revenues from operations. The Company changed its name to Regal Group, Inc. from Regal Life Concepts, Inc. on March 31, 2010.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2010, the Company has not achieved profitable operations and has accumulated a deficit of $763,052. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, or private placements of common stock.

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

Stock Based Compensation

The Company records compensation expenses in the financial statements for the share-based payments using the fair value method. The fair value of share based compensation to directors and employees is determined using the

Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to t share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.


Long-lived Assets
The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, loan receivable, and accounts payable, is estimated to be equal to their carrying values. It is management's opinion that the Company is not exposed to significant interest, currency arising from these financial instruments. The Company is exposed to credit risk on the $200,000 loan receivable from AWA Wine Co. Ltd. ("AWA") (Note 4).

Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Loss Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

Comprehensive Loss
For all periods presented, the Company has no items that represent a comprehensive loss and, therefore, has not included a statement of comprehensive loss in these financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 ("Statement 168"). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted Statement 168 for the year ended February 28, 2010.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3.    EQUIPMENT

Equipment consists of the following:

                                         Cost          Accumulated Amortization             2010                      2009
                                                                                        Net Book Value          Net Book Value

Computer and office equipment         $   6,401              $   1,779                   $   4,622                $   2,727


4.    LOAN RECEIVABLE

On January 29, 2009, the Company entered into an agreement for a capital injection and equity subscription with AWA, a wine import and distribution company, to acquire a 26% equity interest in AWA for $500,000. The Company has an option to acquire an additional 25% equity interest in AWA for an additional $500,000. In addition, the Company entered into a Cooperative Joint Venture ("JV") Contract with AWA and AWA's other equity interest holders. The JV Agreement is required under Chinese law in order to encompass the investment as a Sino-foreign cooperative joint venture to conduct business in China.

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

During the year ended February 28, 2010, management decided to impair the loan receivable due to uncertainty of collection.

5.    COMMON STOCK

During the year ended February 28, 2009, the Company received $133,333 for the exercise of 666,665 warrants.

During   the   year  ended  February  28,  2010,  4,333,335  warrants   expired.
Accordingly, there was no warrant outstanding as at February 28, 2010.

During the year ended February 28, 2010, the Company adopted the 2009 Non-Employee Incentive Plan (the "Plan"), which was designed for the benefits of non-employee consultants, professionals and service providers who provide services to the Company. The maximum number of options to be granted under the Plan shall not exceed 10% of the total issued and outstanding common stocks. The exercise price and expiry date of the stock options shall be determined by the Board of Directors. No option shall be exercised later than the fifth anniversary date of its grant. As at February 28, 2010, there were no options granted.

6.    RELATED PARTY TRANSACTIONS

During the year ended February 28, 2010, the Company incurred management fees of $22,500 (2009 - $65,384) to directors and officers of the Company.

Related party transactions are measured at the exchange amount, which represents the amount of consideration agreed to between the related parties.

7.    INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

                                                          February 28,               February 28,
                                                              2010                       2009

Loss before income tax                                   $     374,484               $    262,286
Statutory tax rate                                                 35%                        35%
Expected recovery of income taxes at standard rates            131,069                     91,800
Non deductible item:                                           (70,000)                    (2,100)
Change in valuation allowance                                  (61,069)                   (89,700)
Income tax provision                                     $           -               $          -

Components of deferred tax asset:
Non-capital tax loss carry forwards                      $     186,769               $    125,700
Less: valuation allowance                                     (186,769)                  (125,700)

Net deferred tax asset                                   $           -               $          -

At February 28, 2010, the Company had accumulated non-capital loss carry-forwards of approximately $542,000, which are available to reduce taxable income in future taxation years and expire as follows:

                                2026  $   11,000
                                2027      45,000
                                2028      56,000
                                2029     256,000
                                2030     174,000

                                      $  542,000

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

8.    SUBSEQUENT EVENT

Subsequent to the year ended February 28, 2010, the Company entered into a Letter of Intend ("LOI") with UHF Logistics Limited ("UHF") to acquire 100% of the equity of UHF. UHF, a Hong Kong incorporated holding company, focuses on the development, marketing and distribution of radio frequency identification products and solutions through its wholly owned subsidiary in China. The purchase price will be determined based on the due diligence result and will be paid by the issuance of restricted shares in the capital the Company. The Company and UHF have not entered into a definitive agreement as at the audit report date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our Company through to the date of this Annual Report.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures

Our management, under the supervision of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2010. They concluded that our disclosure controls and procedures could not be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that our internal control over financial reporting was not effective.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of February 28, 2010 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not have an effect on the Company's financial results. However, management believes that the lack of outside directors on the Company's board of directors have resulted in a deficiency in the establishment and monitoring of required internal controls and procedures which can affect the process of preparing Company's financial statements.

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

(c)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name             Age        Position with RegistrantServed as a Director or
Officer Since

Eric Wildstein   29         President, C.E.O,       August 7, 2007
                            promoter and director

Parrish Medley   48         Secretary, Treasurer,   February 5, 2010
                            principal accounting
                            officer, principal
                            financial officer and
                            director

Effective February 5, 2010, we appointed Mr. Parrish Medley as a director and Principal Financial Officer of the Company in place of Mr. Xiao Wen Guan, our former Principal Financial Officer, who has remained as a Board Advisor to the Company and continues oversight of our investment in the Chinese wine industry. This appointment is effective until the next annual meeting of our shareholders or until Mr. Medley is removed by other action as allowed by our corporate bylaws.

Mr. Medley has not had any other material direct or indirect interest in any of our transactions or proposed transactions over the last two years. At this time, we do not have any employment agreement with Mr. Medley.

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

Mr. Wildstein devotes 20% of his business time to our affairs. He is responsible for managing the implementation of our marketing strategy in China.

Mr. Medley has over twenty years experience in the securities and investment banking industry with service as a manager and financial consultant for numerous registered broker/dealers, including Bear Stearns & Co. Since 1997, Mr. Medley has worked as a venture capitalist and a private money manager. From 1990 to 1997, Mr. Medley founded and grew Palm Beach Tan, Inc., into a multi-chain business before selling it to a group of private investors. In 2004 Parrish Medley and Carlo Mondavi, founded Davi Skin where Mr. Medley acted as President, CEO till November 2006. Mr. Medley graduated from Southern Methodist University in 1986 with a Bachelors degree in Business Administration.

Mr Medley devotes 25% of his business time to our affairs. He is responsible for overseeing our day to day affairs, including all administrative aspects. Along with Mr. Wildstein, he is responsible for implementing our marketing and distribution strategies.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

Mr. Xiao Wen Guan was a former Secretary and Treasurer of our Company for the period from November 28, 2008 to February 5, 2010. A graduate with a Master's degree in Political and Enterprise Management, Mr Guan has many years of international trade and investment experience and in prior senior positions in the Chinese government, was instrumental in the restructuring and financing of many large China state-owned enterprises.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2010 all such filing requirements applicable to our officers and directors were complied with.

ITEM 11:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended February 28, 2010 and 2009.


                  SUMMARY COMPENSATION TABLE FOR 2009 AND 2010


                                                                 NON-QUALIFIED
                                                 NON-EQUITY      DEFERRED
                                 STOCK   OPTION  INCENTIVE PLAN  COMPENSATION   ALL OTHER
NAME AND    YEAR  SALARY  BONUS  AWARDS  AWARDS  COMPENSATION    EARNINGS       COMPENSATION   TOTAL
PRINCIPAL          ($)     ($)    ($)     ($)        ($)            ($)            ($)          ($)
POSITION

Eric        2010  17,500      0      0        0          0            0              0        17,500
Wildstein
Presiden,
CEO and
director
            2009  39,884      0      0        0          0            0              0        39,884

Mr. Parrish 2010  15,000      0      0        0          0            0              0        15,000
Medley,
Principal
Accounting
Officer,
Secretary
and
Treasurer
            2009       0      0      0        0          0            0              0             0

Xiao Wen    2010       0      0      0        0          0            0              0             0
Guan,
Former
Principal
Accounting
Officer,
Secretary
and
Treasurer
            2009       0      0      0        0          0            0              0             0

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

The following table sets forth certain information concerning option awards and stock awards held by our named executive officers as of February 28, 2010.

                                       OPTION AWARDS                                          STOCK AWARDS
NAME        NUMBER OF      NUMBER OF       EQUITY        OPTION     OPTION       NUMBER    MARKET    EQUITY       EQUITY
            SECURITIES     SECURITIES      INCENTIVE     EXERCISE   EXPIRATION   OF        VALUE     INCENTIVE    INCENTIVE
            UNDERLYING     UNDERLYING      PLAN          PRICE      DATE         SHARES    OF        PLAN         PLAN
            UNEXERCISED    UNEXERCISED     AWARDS:        ($)                    OR        SHARES    AWARDS:      AWARDS:
            OPTIONS        OPTIONS         NUMBER OF                             UNITS     OR        NUMBER OF    MARKET OR
               (#)            (#)          SECURITIES                            OF        UNITS     UNEARNED     PAYOUT
            EXERCISABLE    UNEXERCISABLE   UNDERLYING                            STOCK     OF        SHARES,      VALUE OF
                                           UNEXERCISED                           THAT      STOCK     UNITS OR     UNEARNED
                                           UNEARNED                              HAVE      THAT      OTHER        SHARES,
                                           OPTIONS                               NOT       HAVE      RIGHTS       UNITS OR
                                             (#)                                 VESTED    NOT       THAT HAVE    OTHER
                                                                                 (#)       VESTED    NOT          RIGHTS
                                                                                            ($)      VESTED       THAT HAVE
                                                                                                      (#)         NOT VESTED
                                                                                                                     ($)

ERIC            0               0              0            0          0           0         0         0             0
WILDSTEIN
PARRISH         0               0              0            0          0           0         0         0             0
MEDLEY
XIAO WEN        0               0              0            0          0           0         0         0             0
GUAN


DIRECTOR COMPENSATION FOR 2010

We do not compensate directors for their services on our Board of Directors.

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended February 28, 2010.

NAME           FEES            STOCK          OPTIONS          NON-EQUITY         NONQUALIFIED         ALL OTHER           TOTAL
              EARNED          AWARDS           AWARDS          INCENTIVE           DEFERRED          COMPENSATION           ($)
              OR PAID           ($)             ($)               PLAN            COMPENSATION            ($)
              IN CASH                                          COMPENSATION          EARNINGS
                ($)                                               ($)                ($)
Eric             0               0               0                 0                  0                    0                 0
Wildstein
Parrish          0               0               0                 0                  0                    0                 0
Medley



ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at May 25, 2010, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock,
(ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF    NAME AND ADDRESS   BENEFICIAL  PERCENT
CLASS       OF BENEFICIAL OWNEROWNERSHIP    OF CLASS

COMMON      Eric Wildstein      6,000,000  12.82%
STOCK       President, Chief
            Executive Officer
            and Director
            3723 East Maffeo Road
            Phoenix, Arizona, USA, 89050

COMMON      Parrish Medley     15,000,000  32.04%
STOCK       Secretary, Treasurer
            Principal Accounting Officer
            And Director
            8927 St. Ives Drive
            Los Angeles, CA 90069, USA

COMMON      All officers and directors21,000,00044.86%
STOCK       as a group that consists
            Of shares two people

The percent of class is based on 46,816,665 shares of common stock issued and outstanding as of May 25, 2010.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our  principal  accountants,  Dale  Matheson   Carr-Hilton   LaBonte,  Chartered
Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                      Fiscal year ended    Fiscal year ended
                      February 28, 2010    February 29, 2009

Audit fees                  $15,000             $15,500
Audit-related fees              Nil                 Nil
Tax fees                     $1,200              $1,200
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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

EXHIBIT                                                         DESCRIPTION
NUMBER
3.1         Articles of Incorporation filed with the SEC on May 26, 2006 in our Form SB-2, incorporated herein by reference.
3.2         Bylaws filed with the SEC on May 26, 2006 in our Form SB-2, incorporated herein by reference.
10.1        Marketing and Sales Distribution Agreement filed with SEC on May 26, 2006 in our Form SB-2, incorporated herein by reference.
10.1        Form Of Private Placement Subscription Agreement, filed with the SEC on November 19, 2007 in our Form 8-K, incorporated herein by reference.
10.2        Form Of Common Stock Warrant Agreement filed with the SEC on November 19, 2007 in our Form 8-K, incorporated herein by reference.
10.3        Form Of Registration Rights Agreement filed with the SEC on November 19, 2007 in our Form 8-K, incorporated herein by reference.
10.4        Capital Increase and Equity Subscription Agreement filed with the SEC on February 4, 2009 in our Form 8-K, incorporated herein by reference.
10.5        Loan Agreement filed with the SEC on February 4, 2009 in our Form 8-K, incorporated herein by reference.
10.6        Cooperative Joint Venture Contract of Guangzhou AWA Wine Co. Ltd. filed with the SEC on February 4, 2009 in our Form
            8-K, incorporated herein by reference.

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

Regal Group, Inc.


By      /s/ Eric Wildstein
        Eric Wildstein
        President, CEO & Director
        Date: May 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Eric Wildstein
        Eric Wildstein
        President, CEO& Director
        Date: May 25, 2010


By      /s/ Parrish Medley
        Parrish Medley
        Secretary, Treasurer,
        Principal Accounting Officer &
        Director
        Date: May 25, 2010



38