Form 10-Q
period 2010-07-12
Regal Life Concepts, Inc.
filed 2010-07-12
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

[ X ] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
      Exchange Act of 1934

      For the period ended May 31, 2010

[    ]Transition Report pursuant to 13 or 15(d) of the Securities  Exchange  Act of 1934

      For the transition period  ____________ to __________________.

                      Commission File Number   333-134536


                                  Regal Group, Inc.

           ________________________________________________________________
           (Exact name of Small Business Issuer as specified in its charter)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,816,665 shares of common stock with par value of $0.001 per share outstanding as of July 12, 2010.

                               TABLE OF CONTENTS


                                                                         Page


PART I - FINANCIAL INFORMATION                                            3

      Item 1.Financial Statements.                                        4

      Item 2.Management's Discussion And Analysis Of Financial Condition
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

PART I - FINANCIAL INFORMATION



ITEM 1.FINANCIAL STATEMENTS



Index To Financial Statements

Balance Sheets                                                     F-1

Statements Of Operations                                           F-2

Statements Of Cash Flows                                           F-3

Notes To The Financial Statements                                  F-4

                                REGAL GROUP, INC.

                      (FORMERLY REGAL LIFE CONCEPTS, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2010

                                  (UNAUDITED)

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

                                                          May 31,     February 28,
                                                             2010             2010

          ASSETS

CURRENT

  Cash                                                $   113,870       $  191,699

EQUIPMENT, net                                              4,580            4,622

                                                      $   118,450       $  196,321


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities            $    56,402       $   21,440


STOCKHOLDERS' EQUITY
  Common stock
    Authorized:
      100,000,000 common shares,
      par value $0.001 per share
    Issued and outstanding:
      46,816,665 common shares
      (February 28, 2010 - 46,816,665)                     46,816           46,816
  Additional paid-in capital                              891,117          891,117
  Deficit accumulated during the development stage       (875,885)        (763,052)
                                                           62,048          174,881

                                                      $   118,450       $  196,321








   The accompanying notes are an integral part of these financial statements.

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OPERATIONS
(UNAUDITED)

                                                                                         Cumulative
                                                                                               from
                                                                                       July 1, 2005
                                                  Three Months     Three Months            (Date of
                                                         Ended            Ended       Inception) to
                                                  May 31, 2010     May 31, 2009        May 31, 2010



EXPENSES

  Amortization                                    $       42       $       43          $    1,821

  Bank charges and interest                              131              133               1,456

  Filing and transfer agent fees                           -              500              34,574

  Management fees                                      5,000           10,000             106,884

     Office                                           12,222            7,363              42,311

     Professional fees (recovered)                    69,676           (6,389)            290,111

     Rental expenses                                       -                -               4,750

  Travel and promotion                                25,762           13,521             193,978

Loss before other item                              (112,833)         (25,171)           (675,885)


OTHER ITEM
     Impairment of loan receivable                         -                -             200,000


NET LOSS                                          $ (112,833)      $  (25,171)         $ (875,885)


NET LOSS PER SHARE - BASIC AND DILUTED            $    (0.00)      $    (0.00)


WEIGHTED  AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                   46,816,665       46,816,665







   The accompanying notes are an integral part of these financial statements.

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             Cumulative
                                                                                                   from
                                                                                           July 1, 2005
                                                      Three Months      Three Months           (Date of
                                                             Ended             Ended      Inception) to
                                                      May 31, 2010      May 31, 2009       May 31, 2010

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $   (112,833)      $    (25,171)     $    (875,885)
  Non-cash items:
       Amortization                                            42                 43              1,821
       Donated capital                                          -                  -             20,000
       Impairment of loan receivable                            -                  -            200,000

  Changes in non-cash operating working
  capital items:
       Prepaid expenses                                         -              2,500                  -
       Accounts    payable   and   accrued
       liabilities                                         34,962            (37,987)            56,402
  NET CASH USED IN OPERATING ACTIVITIES                   (77,829)           (60,615)          (597,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                                      -             (2,712)            (6,401)
  Loan receivable                                                                              (200,000)
  NET CASH USED IN INVESTING ACTIVITIES                         -             (2,712)          (206,401)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common shares                                     -                  -            917,933

  NET CASH PROVIDED BY FINANCING ACTIVITIES                     -                  -            917,933


INCREASE (DECREASE)  IN CASH                              (77,829)           (63,327)           113,870

CASH, BEGINNING                                           191,699            382,749                  -

CASH, ENDING                                         $    113,870       $    319,422      $     113,870

SUPPLEMENTAL    DISCLOSURE    OF    CASH    FLOW
INFORMATION:
Cash paid for:
  Interest                                           $          -       $          -      $           -

  Income taxes                                       $          -       $          -      $           -






   The accompanying notes are an integral part of these financial statements.

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(UNAUDITED)
*-----

   1.BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

   2.ACQUISITION OF UHF LOGISTICS LIMITED

     The Company entered into a Letter of Intend ("LOI") with UHF Logistics Limited ("UHF") to acquire 100% of the equity of UHF. UHF, a Hong Kong incorporated holding company, focuses on the development, marketing and distribution of radio frequency identification products and solutions through its wholly owned subsidiary in China. The purchase price will be determined based on the due diligence result and will be paid by the issuance of restricted shares in the capital the Company. The Company and UHF have not entered into a definitive agreement as at the financial statements filing date.

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

IN GENERAL

We were formed in the State of Nevada on July 1, 2005 as "Regal Rock, Inc". On December 3, 2007, we changed our name to "Regal Life Concepts, Inc.," and on March 31, 2010, we changed our name to "Regal Group Inc."

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

The Company entered into a non-binding letter of intent with UHF Logistics Limited ("UHF"), in Hong Kong, to acquire 100% of the equity of UHF in exchange for approximately 45% of the equity of Regal, subject to confirmatory due diligence in April, 2010. The purchase price will be paid by the issuance of restricted shares in the capital of the Company on the date of acquisition.

UHF owns 100% of the equity interests, assets and intellectual property of a Shenzhen RPD Electronics Technology Co. (RPD) in the People's Republic of China. The acquisition of the equity interests, assets and intellectual property by UHF of RPD makes RPD a Wholly Foreign Owned Enterprise ("WFOE"), in compliance with all governmental regulations applicable to such acquisitions under the laws of the People's Republic of China.

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

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:                            $30,000
General administrative costs:               $40,000

Total:                                      $70,000

In addition, we anticipate spending an additional $40,000 on professional fees. Total expenditures over the next 12 months are therefore expected to be $110,000.

We do not have sufficient funds on hand to undertake intended business operations although our cash reserves are sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future.


If we are unable to raise the required financing, we will be delayed in conducting our business plan.

RESULTS OF OPERATIONS FOR PERIOD ENDING MAY 31, 2010

We did not earn any revenues in the three-month period ended May 31, 2010. During the same period, we incurred operating expenses of $112,833 consisting of professional fees of $69,676, travel and promotional expenses of $25,762, management fees of $5,000, office charges of $12,222, bank charges of $131 and amortization charges of $42.

At May 31, 2010, we had assets of $118,450, consisting of $113,870 in cash and equipment recorded at $4,580. We have accrued liabilities of $56,402 as of May 31, 2010.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, our evaluation of controls can only provide reasonable assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process. The company thus hereby conclude that the Company's disclosure controls and procedures were ineffective at a reasonably assurance level.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes to the internal controls during the quarter ended May 31, 2010 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.


PART II- OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.OTHER INFORMATION

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

July 12, 2010

Regal Group, Inc.


/s/ Eric Wildstein
------------------------------
Eric Wildstein, President, CEO & Director