Form 10-Q
period 2010-10-15
Regal Group, Inc.
filed 2010-10-15
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[ X ] Quarterly  Report  pursuant  to  Section  13  or  15(d)  of the Securities
      Exchange Act of 1934

      For the period ended August 31, 2010

[    ]Transition Report pursuant to 13 or 15(d) of the Securities  Exchange  Act of 1934

      For the transition period  ____________ to __________________.

                      Commission File Number   333-134536


                               Regal Group, Inc.
    _______________________________________________________________________
    (Exact  name  of  Small  Business  Issuer  as specified in its charter)

             Nevada                                          Pending
________________________________            ___________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

4/F, Building 1, Anle Industrial Park
Nantouguankou Road 2, Nanshan District
Shenzhen,China                                           518052
______________________________________          _____________________________
(Address of principal executive offices)           (Postal or Zip Code)

Issuer's telephone number, including area code:        86-755-26470266
                                                _____________________________


                              3723 E. Maffeo Road
                          Phoenix, Arizona, USA 85050
           _________________________________________________________________
               (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                          Yes  [  ]   No  [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,816,665 shares of common stock with par value of $0.001 per share outstanding as of October 15, 2010.

                               TABLE OF CONTENTS


                                                                         Page


PART I - FINANCIAL INFORMATION                                            3

      Item 1.Financial Statements.                                        4

      Item 2.Management's Discussion And Analysis Of Financial Condition
          And Results Of Operation                                       10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk     11

      Item 4T.Controls And Procedures                                    12

PART II - OTHER INFORMATION                                              13

      Item 1.Legal Proceedings                                           13

      Item 2.Unregistered Sales Of Equity Securities And Use Of Proceeds 13

      Item 3.Defaults Upon Senior Securities                             13

      Item 4.Submission Of Matters To A Vote Of Security Holders         13

      Item 5.Other Information                                           13

      Item 6.Exhibits                                                    14

SIGNATURES                                                               15

PART I - FINANCIAL INFORMATION



ITEM 1.FINANCIAL STATEMENTS



Index To Financial Statements

Consolidated Balance Sheets                                        F-1

Consolidated Statements Of Operations                              F-2

Statements Of Cash Flows                                           F-3

Notes To Consolidated Financial Statements                         F-4

                               REGAL GROUP, INC.

                      (FORMERLY REGAL LIFE CONCEPTS, INC.)


                       CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 2010

                                  (UNAUDITED)

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                            August 31,      February 29,
                                                                                  2010              2010

                            ASSETS

CURRENT
  Cash                                                                 $       72,249      $     191,699
  Accounts receivable                                                          30,853                  -
  Other receivables                                                             4,863                  -
                                                                              107,965            191,699

EQUIPMENT, net                                                                 15,578              4,622
INTELLECTUAL PROPERTY RIGHTS, net (Note 2)                                  2,061,074                  -

                                                                       $    2,184,617      $     196,321


             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                             $      156,163      $      21,440
  Due to related party                                                            198                  -
                                                                              156,361             21,440

STOCKHOLDERS' EQUITY
  Common stock (Note 3)
    Authorized:
      100,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      58,816,665 common shares (February 28, 2010 - 46,816,665)                58,816             46,816
  Additional paid-in capital                                                6,261,967            891,117
  Deficit accumulated during the development stage                         (4,292,527)          (763,052)
                                                                            2,028,256            174,881

                                                                       $    2,184,617       $    196,321




The accompanying notes are an integral part of these financial statements.






                                                        F - 1

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                Cumulative
                                                                                                                      from
                                                                  Three      Three                            July 1, 2005
                                                                 Months     Months  Six  Months  Six Months       (Date of
                                                                  Ended      Ended        Ended       Ended  Inception) to
                                                             August 31, August 31,   August 31,  August 31,     August 31,
                                                                   2010       2009         2010        2009           2010


SALES                                                      $      5,510   $      -   $    5,510    $      -    $     5,510
COST OF SALE                                                      2,807          -        2,807           -          2,807
                                                                  2,703          -        2,703           -          2,703

EXPENSES

  Amortization                                                   40,486         42       40,529          85         42,308
  Bank charges                                                       53         96          183         229          1,508
  Filing and transfer agent fees                                    140        150          140         650         34,714
  Financing charge (Note 3)                                     789,850          -      789,850           -        789,850
  Management fees                                                 6,500     10,000       11,500      20,000        113,384
  Office                                                         11,801      1,198       26,793       8,561         58,862
  Professional fees                                              36,133     26,240      105,809      19,851        326,244
  Stock based compensation (Note 2)                           2,523,000          -    2,523,000           -      2,523,000
  Travel and promotion                                           11,382     19,161       34,374      32,682        205,360

Loss before Other Item                                      (3,419,345)    (56,887)  (3,532,178)    (82,058)    (4,095,230)

OTHER ITEM
Impairment of loan receivable                                        -           -           -           -        (200,000)

NET LOSS                                                   $(3,416,642)   $(56,887) $(3,529,475)   $(82,058)   $(4,292,527)


NET LOSS PER SHARE - BASIC AND DILUTED                     $     (0.07)   $  (0.00) $     (0.07)   $  (0.00)


WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES OUTSTANDING -
BASIC AND DILUTED
                                                            49,686,230  46,816,665   48,251,448  46,816,665




The accompanying notes are an integral part of these financial statements.






                                                                  F - 2

REGAL GROUP INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             Cumulative from
                                                                                                July 1, 2005
                                               Six Months Ended   Six Months Ended    (Date of Inception) to
                                               August  31, 2010    August 31, 2009          August 31,  2010

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $  (3,529,475)      $     (82,058)           $   (4,292,527)
  Non-cash items:
     Amortization                                     40,529                  85                    42,308
     Donated capital                                       -                   -                    20,000
     Impairment of loan receivable                         -                   -                   200,000
     Financing charge                                789,850                   -                   789,850
     Stock based compensation                      2,523,000                   -                 2,523,000
  Changes in non-cash operating
  working capital items:
     Accounts receivable                              (5,510)                  -                    (5,510)
     Prepaid expenses                                      -               3,910                         -
     Accounts payable and accrued liabilities         62,156              (5,768)                   83,596

  NET CASH USED IN OPERATING ACTIVITIES             (119,450)            (83,831)                 (639,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                                 -              (2,712)                   (6,401)
  Loan receivable                                          -                   -                  (200,000)

  NET CASH USED IN INVESTING ACTIVITIES                    -              (2,712)                 (206,401)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common shares                                -                   -                   917,933

  NET CASH  PROVIDED BY FINANCING ACTIVITIES               -                   -                   917,933


INCREASE (DECREASE)  IN CASH                        (119,450)            (86,543)                   72,249

CASH, BEGINNING                                      191,699             382,749                         -

CASH, ENDING                                   $      72,249       $     292,206            $       72,249

SUPPLEMENTAL    DISCLOSURE   OF   CASH   FLOW
INFORMATION:
Cash paid for:
  Interest                                     $           -       $           -            $            -

  Income taxes                                 $           -       $           -            $            -




The accompanying notes are an integral part of these financial statements.



                                                     F - 3

REGAL GROUP, INC.
(FORMERLY REGAL LIFE CONCEPTS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)



1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.


2.   SHARE EXCHANGE TRANSACTION

On August 10, 2010, The Company entered into a Share Exchange Agreement ("Agreement") to acquire 100% of the issued and outstanding shares of UHF Logistics Limited ("UHF"), a private company incorporated in Hong Kong, and its wholly owned subsidiary Shenzhen Rui Pu Da Electronics Technology Company Ltd. ("RPD"), a private company incorporated in the People's Republic of China, in exchange for 12,000,000 shares of the common stock of the Company. The Agreement also provided that certain shareholders of the Company agreed to sell 14,500,000 shares of the common stock of the Company at $0.01 per share to the new senior management members who joined RPD as a consequence of the acquisition. The difference between the fair value of the 14,500,000 shares and the amount paid of $2,523,000 was recorded as a compensation expense. According to the Agreement, the Company agreed to use its commercially reasonable efforts to raise up to US $1,000,000 of new capital, either through the issuance of equity or debt or a combination ("Financing"). The newly issued 12,000,000 shares may be released to the shareholders of UHF upon the expiry of the one year escrow, up to 5,800,000 shares may be subject to cancellation, as follows:

   A. If after 12 months from the conclusion of the Financing, the EBITDA of RPD is less than $300,000, the shareholders of UHF shall retain ownership of 6,200,000 of 12,000,000 shares and the remaining 5,800,000 shares will be subject to cancellation;
   B. If after 12 months from the conclusion of the Financing, the EBITDA of RPD is more than $300,000 but less than US $850,000, the shareholders of UHF shall retain ownership of 9,000,000 of 12,000,000 shares and the remaining 3,000,000 shares will be subject to cancellation; and
   C. If after 12 months from the conclusion of the Financing, the EBITDA of RPD is more than $850,000, the shareholders of UHF shall retain ownership of the 12,000,000 shares; and
   D. Paragraphs A-C above notwithstanding, the escrowed shares shall only be released to the shareholders of UHF if no claims are made against the Company or any of its shareholders relating to the intellectual property rights during the one year period immediately following the execution of the Agreement.





                                     F - 4

The allocation of the purchase price of UHF to the fair value of the assets and liabilities acquired is as follows:

 Purchase price
 Fair value of shares issued  $                     2,070,000
                             ---------------------------------

 Assets                                                42,351
 Liabilities                                         (73,725)
                             ---------------------------------
 Net liabilities acquired                            (31,374)
                             ---------------------------------

 Intellectual property rights  $                    2,101,374
                             ---------------------------------

Intellectual property rights have useful lives of three years and $40,300 has been recorded in amortization expense for the period from August 10, 2010 to August 31, 2010.


3.   COMMON STOCK

During the six months ended August 31, 2010, the Company issued 12,000,000 shares to UHF to acquire all the issued and outstanding shares of UHF and its wholly owned subsidiary RPD (Note 2).

During the six months ended August 31, 2010, the Company extended the life of 4,333,335 warrants for two years. The incremental fair value resulting from this extension was $789,850 and was recorded in financing charge and additional paid-in capital. The following assumptions were used for the Black-Scholes valuation: dividend yield - 0; Expected stock price volatility - 163%; risk-free interest rate - 0.76%; Expected life of warrants - 2 year. As at August 31, 2010, there were 4,333,335 warrants outstanding with an exercised price of $1 per share and an expiry date of May 28, 2012.

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

IN GENERAL

We were formed in the State of Nevada on July 1, 2005 as "Regal Rock, Inc". On December 3, 2007, we changed our name to "Regal Life Concepts, Inc.," and on March 31, 2010, we changed our name to "Regal Group Inc.". Until August 10, 2010, our Company's principal office was located in Phoenix, Arizona and we were a public "shell" company in the exploration stage since formation and had not realized any revenues from our initial planned operation of bamboo wood flooring distribution. In light of the uncertainty as to whether our initial business model was commercially and economically viable, we decided to review other potential opportunities in the hospitality and health and wellness sectors, including a 50-room spa resort located in Chiang Mai, Thailand, which project is no longer under consideration given prior geopolitical uncertainty in Thailand.

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

We previously entered into a Capital Increase and Equity Investment Agreement with Guangzhou AWA Wine Co., Ltd. and we applied for, but to date have not yet received the necessary government approvals for the establishment of the joint venture under the Chinese rules and regulations. To ensure proper allocation of limited financial resources to our projects and given our subsequent closing on the acquisition of a technology company in China, we are no longer focused on the wine sector in China.

Pursuant to a Share Exchange Agreement dated July 15, 2010 and the transactions contemplated thereby, the Company acquired UHF Logistics Limited, a Hong Kong corporation ("UHF") from UHF shareholders and as a result, acquired UHF's controlled subsidiary, Shenzhen Rui Pu Da Electronic Technology Company Ltd ("RPD"), a Chinese limited liability company engaged in the development of RFID (Radio Frequency Identification) solutions in the People's Republic of China ("China" or the "PRC"). The closing of the Share Exchange took place on August 10, 2010.

Since August 10, 2010, through RPD, our Chinese operating subsidiary, we have commenced the business of developing proprietary and integrating off-the-shelf RFID solutions to service contracts acquired by RPD and its related company, Shenzhen DDCT Communication Technology Co ("DDCT"), for clients requiring solutions for supply chain management, parkade management, cigarette industry logistics, the pig breeding industry, and anti-theft and secured access applications in China. We are based in the city of Shenzhen, Guangdong Province, China.

..
RPD specializes in the development, production, and sales of RFID UHF (ultrahigh frequency) hardware, including UHF readers, antenna and tags. The company owns intellectual property rights to its next generation RFID technology platform and its RFID products are designed for a broad range of applications that span personal and property safety and security management, e-ticketing management, tracking in animal breeding, pharmaceutical product fraud prevention, and warehouse/inventory control.

We intend to retain one full-time project coordinator in the next six months to handle all business matters and communication with our subsidiary companies respecting business development, marketing and promotion aspects of UHF and related Chinese projects.. We also intend to provide working capital funding to our operating subsidiaries in China to increase marketing efforts in China as well as provide them with a stronger registered capital base in order to directly tender for larger government contracts as well as fund initial inventory requirements for contracts awarded. Other than as disclosed herein, we have no plans to significantly change our number of employees for the next 12 months.

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:                     $ 75,000
General administrative costs:        $100,000
Working Capital                      $500,000

Total:                               $675,000

In addition, we anticipate spending an additional $40,000 on professional fees. Total expenditures over the next 12 months are therefore expected to be $715,000.

We  do  not  have  sufficient  funds  on  hand  to undertake  intended  business
operations   to  meet our obligations for the next  twelve-month  period.  As  a result, we will need to seek additional funding in the near future.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING AUGUST 31, 2010

We earned $5,510 in revenues for the three months ended August 31 2010 as opposed to $0 revenues for the comparative period due to the formal closing of our acquisition of UHF on August 10 2010, thus resulting in the recognition of revenues from UHF and its Chinese operating subsidiary for the period August 10 until August 31 2010. During the same period, we incurred operating expenses of $3,419,345 consisting of professional fees of $36,133, travel and promotional expenses of $11,382, management fees of $6,500, office charges of $11,801, bank charges of $53, filing and transfer agent fees of $140, amortization charges of $40,486 and financing charge of $789,850 due to the extension of common shares warrant and stock based compensation expense of $2,523,000 due to the sale of 14,500,000 shares by the company's existing shareholders to the new management of RPD.

RESULTS OF OPERATIONS FOR THE SIX  MONTH PERIOD ENDING AUGUST 31, 2010

We earned $5,510 in revenues for the six months ended August 31 2010 as opposed to $0 revenues for the comparative period due to the formal closing of our acquisition of UHF on August 10 2010, thus resulting in the recognition of revenues from UHF and its Chinese operating subsidiary for the period August 10 until August 31 2010. During the same period, we incurred operating expenses of $3,532,178 consisting of professional fees of $105,809, travel and promotional expenses of $34,374, management fees of $11,500, office charges of $26,793, bank charges of $183, filing and transfer agent fees of $140, amortization charges of $40,529 and financing charge of $789,850 due to the extension of common shares warrant and stock based compensation expense of $2,523,000 due to the sale of 14,500,000 shares by the company's existing shareholders to the new management of RPD.

At August 31, 2010, we had assets of $2,362,917, consisting of $72,249 in cash, accounts receivable of $30,853, other receivables of $4,863 and equipment recorded at $15,578 and intellectual property of $2,061,074. We have accrued liabilities of $156,163 as of August 31, 2010.

We have not to date attained profitable operations and are dependent upon obtaining financing to pursue our intended operating activities and expand the operations scope for our acquired operations in the RFID sector. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.


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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes to the internal controls during the quarter ended August 31, 2010 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.


PART II- OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the closing of the Exchange Agreement on August 10, 2010, the Company issued an aggregate of 12,000,000 Newly Issued Regal Shares to the Selling Shareholders in exchange for UHF Shares.

The exchange of the UHF Shares for the Newly Issued Regal Shares qualifies as an exemption from registration pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933. We believe that this exemption from registration was available because each shareholder represented to us in a duly signed Certificate of Non-US Shareholder, among other things, that he, she or it was a non-U.S. person as defined in Regulation S, was not acquiring the shares for the account or benefit of, directly or indirectly, any U.S. person, had the intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof, and that such shareholder was sophisticated and was able to bear the risk of loss of the entire investment. Further, we did not otherwise engage in distribution of these shares in the U.S.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.EXHIBITS AND REPORT ON FORM 8-K

Exhibits

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

Report on Form 8-K

   (i)On July 15, 2010, Regal finalized a Share Exchange Agreement with UHF Logistics Limited ("UHF"), a Hong Kong-incorporated company whose operating subsidiaries are developers of RFID (Radio Frequency Identification) solutions in China. Under the terms of the Share Exchange Agreement, Regal will issue and certain of its shareholders will sell an aggregate of 26,500,000 shares of its common stock, or approximately 45% of the equity of the Company, on a post-transaction basis, to certain shareholders and senior management of UHF or its operating subsidiaries in exchange for 100% of the common stock of UHF. The effectiveness of the Share Exchange Agreement was subject to the fulfillment of customary closing conditions, including the receipt of the necessary regulatory approvals, receipt by the Company of legal opinions from Chinese counsel opining on the legality of the proposed transaction, as well as receipt by the Company of audited financial statements of UHF and its operating subsidiary, prepared in accordance with GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States.

   (ii) On August 10, 2010 (the "Closing Date"), Regal (the "Company"), certain shareholders of the Company (the "Regal Shareholders"), UHF Logistics Limited, a Hong Kong corporation ("UHF"), certain shareholders of UHF (the "Selling Shareholders") and certain members of senior management (the "Purchasing Shareholders") of Shenzhen Rui Pu Da Electronic Technology Company, Ltd., a China limited liability company ("Shenzhen RPD") and a subsidiary of UHF, closed on a Share Exchange Agreement (the "Exchange Agreement"), pursuant to which the Company acquired all of the issued and outstanding shares of UHF ("UHF Shares") from the Selling Shareholders in exchange for 12,000,000 shares of the Company's common stock, par value $0.001 (the "Newly Issued Regal Shares"). In addition, the Exchange Agreement provided that the Regal Shareholders shall sell an aggregate of 14,500,000 shares of the Company's common stock, par value $0.001 (the "Regal Issued Shares") to the Purchasing Shareholders, for a purchase price of US$145,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 15, 2010

Regal Group, Inc.


/s/ Parrish Medley
------------------------------
Parrish Medley, President, CEO & Director