Form 10-Q
period 2010-11-30
Regal Group, Inc.
filed 2011-01-19
CIK 1363598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended November 30, 2010
                           ___________________

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period  ____________ to ____________.

                      Commission File Number   333-134536

                           UHF Logistics Group, Inc.
       __________________________________________________________________
       (Exact name of Small Business Issuer as specified in its charter)

             Nevada                                       Pending
_______________________________             _________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

4/F, Building 1,Anle Industrial Park
Nantouguankou Road 2, Nanshan District
Shenzhen,China                                             518052
________________________________________       _____________________________
(Address of principal executive offices)           (Postal or Zip Code)

Issuer's telephone number, including area code:        86-755-26470266
                                                   _________________________


                               Regal Group, Inc.
      _________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,816,665 shares of common stock with par value of $0.001 per share outstanding as of January 19, 2011.

TABLE OF CONTENTS


                                                                         Page


PART I - FINANCIAL INFORMATION                                            4

  Item 1.  Financial Statements.                                          4

  Item 2.  Management's Discussion And Analysis Of Financial Condition
           And Results Of Operation                                      11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    13

  Item 4T. Controls And Procedures                                       14

PART II - OTHER INFORMATION                                              15

  Item 1.  Legal Proceedings                                             15

  Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds   15

  Item 3.  Defaults Upon Senior Securities                               16

  Item 4.  Submission Of Matters To A Vote Of Security Holders           16

  Item 5.  Other Information                                             16

  Item 6.  Exhibits                                                      16

SIGNATURES                                                               17

PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS



Index To Financial Statements

Consolidated Balance Sheets                                        F-1

Consolidated Statements Of Operations                              F-2

Statements Of Cash Flows                                           F-3

Notes To Consolidated Financial Statements                         F-4

                           UHF LOGISTICS GROUP, INC.

                          (FORMERLY REGAL GROUP, INC.)


                       CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2010

                                  (UNAUDITED)

UHF LOGISTICS GROUP, INC.
(FORMERLY REGAL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                November 30, 2010 February 28, 2010

ASSETS

CURRENT
  Cash                                                          $    17,428            $ 191,699
  Accounts receivable                                               126,556                    -
  Other receivables                                                  14,604                    -
  Inventory                                                          13,699                    -
                                                                    172,287              191,699

EQUIPMENT, net                                                       16,472                4,622
INTELLECTUAL PROPERTY RIGHTS, net (Note 2)                        1,886,439                    -

                                                                $ 2,075,198            $ 196,321


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued liabilities                      $   219,549            $  21,440
  Due to related party                                                  651                    -
                                                                    220,200               21,440

STOCKHOLDERS' EQUITY
  Common stock (Note 3)
    Authorized:
      100,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
      58,816,665 common shares (February 28, 2010 - 46,816,665)
                                                                    58,816                46,816
  Additional paid-in capital                                     6,261,967               891,117
  Deficit accumulated during the
  development stage                                             (4,466,004)             (763,052)
  Accumulated other comprehensive income                               219                     -

                                                                 1,854,998               174,881

                                                                $2,075,198             $ 196,321




   The accompanying notes are an integral part of these financial statements.




                                     F - 1

UHF LOGISTICS GROUP, INC.
(FORMERLY REGAL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                                     Cumulative
                                                                                                     from
                                                     Three       Three      Nine         Nine        July 1, 2005
                                                     Months      Months     Months       Months      (Date of
                                                     Ended       Ended      Ended        Ended       Inception) to
                                                     November    November   November     November    November
                                                     30, 2010    30, 2009   30, 2010     30, 2009    30, 2010

SALES                                                $ 214,239   $      -   $   219,749  $      -   $   219,749
COST OF SALES                                          138,109          -       140,916         -       140,916
                                                        76,130          -        78,833         -        78,833

EXPENSES
   Amortization (Note 2)                               175,444      1,099       215,973      1,184      217,752
   Bank charges                                             78        119           261        347        1,586
   Filing and transfer agent fees                          115      1,276           255      1,926       34,829
   Financing charge (Note 3)                                 -          -       789,850          -      789,850
   Management fees                                           -      7,500        11,500     27,500      113,384
   Office                                               31,297      1,960        58,090     10,522       90,159
   Professional fees                                    27,700     10,573       133,509     30,424      353,944
   Stock based compensation (Note 2)                         -          -     2,523,000          -    2,523,000
   Travel and promotion                                 14,973     18,908        49,347     51,590      220,333
Loss before Other Item                                (173,477)   (41,435)   (3,702,952)  (123,493)  (4,266,004)

OTHER ITEM
Impairment of loan receivable                                -          -             -          -     (200,000)

NET LOSS                                             $(173,477)  $(41,435)  $(3,702,952) $(123,493) $(4,466,004)

NET LOSS PER SHARE - BASIC AND DILUTED               $   (0.00)  $  (0.00)  $     (0.07) $   (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED
                                                     58,816,665 46,816,665   51,747,574 46,816,665





The accompanying notes are an integral part of these financial statements.




                                     F - 2

UHF LOGISTICS GROUP, INC.
(FORMERLY REGAL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    Cumulative from
                                                                    July 1, 2005
                                      Nine  Months   Nine  Months   (Date of
                                      Ended          Ended          Inception) to
                                      November 30,   November 30,   November 30,
                                      2010           2009           2010
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                            $(3,702,952)   $(123,493)     $(4,466,004)
  Non-cash items:
     Amortization                         215,973        1,184          217,752
     Donated capital                            -            -           20,000
     Impairment of loan receivable              -            -          200,000
     Financing charge                     789,850            -          789,850
     Stock based compensation           2,523,000            -        2,523,000
  Changes  in  non-cash  operating
  working capital  items:
    Accounts receivable                  (101,213)           -         (101,213)
    Other receivables                      (9,741)           -           (9,741)
    Prepaid expenses                            -       (6,090)               -
    Inventory                             (13,699)           -          (13,699)
    Accounts payable and accrued
    liabilities        			  125,542      (25,121)         146,982
    Due to related party                      453            -              453

  NET CASH USED IN OPERATING ACTIVITIES  (172,787)    (153,520)        (692,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                 (1,648)      (2,712)          (8,049)
  Loan receivable                               -            -         (200,000)
  NET CASH USED IN INVESTING ACTIVITIES    (1,648)      (2,712)        (208,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common shares                     -            -          917,933
  NET CASH PROVIDED BY FINANCING ACTIVITIES     -            -          917,933
EFFECT OF FOREIGN CURRENCY TRANSLATION        164            -              164
INCREASE (DECREASE)  IN CASH             (174,271)    (156,232)          17,428
CASH, BEGINNING                           191,699      382,749                -
CASH, ENDING                          $    17,428    $ 226,517        $  17,428
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
  Interest                            $         -    $       -        $       -
  Income taxes                        $         -    $       -        $       -

NON -CASH TRANSACTION:
Share issuance for acquisition of UHF $    12,000    $       -        $       -



      The accompanying notes are an integral part of these financial statements.




                                     F - 3

UHF LOGISTICS GROUP, INC.
(FORMERLY REGAL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010
(UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

2.    SHARE EXCHANGE TRANSACTION

On  August  10,  2010, The Company  entered  into  a  Share  Exchange  Agreement
("Agreement") to acquire 100% of the issued and outstanding shares of UHF Logistics Limited ("UHF"), a private company incorporated in Hong Kong, and its wholly owned subsidiary Shenzhen Rui Pu Da Electronics Technology Company Ltd. ("RPD"), a private company incorporated in the People's Republic of China, in exchange for 12,000,000 shares of the common stock of the Company. RPD specializes in the development, production, and sales of radio frequency identification ("RFID") hardware. The Agreement also provided that certain shareholders of the Company agreed to sell 14,500,000 shares of the common stock of the Company at $0.01 per share to the new senior management members who joined RPD as a consequence of the acquisition. The difference between the fair value of the 14,500,000 shares and the amount paid of $2,523,000 was recorded as a compensation expense. According to the Agreement, the Company agreed to use its commercially reasonable efforts to raise up to US $1,000,000 of new capital, either through the issuance of equity or debt or a combination ("Financing"). The newly issued 12,000,000 shares may be released to the shareholders of UHF upon the expiry of the one year escrow, up to 5,800,000 shares may be subject to cancellation, as follows:

   A. If after 12 months from the conclusion of the Financing, the earnings before interest, taxes, depreciation and amortization ("EBITDA") of RPD is less than $300,000, the shareholders of UHF shall retain ownership of 6,200,000 of the 12,000,000 shares and the remaining 5,800,000 shares will be subject to cancellation;
   B. If after 12 months from the conclusion of the Financing, the EBITDA of RPD is more than $300,000 but less than US $850,000, the shareholders of UHF shall retain ownership of 9,000,000 of the 12,000,000 shares and the remaining 3,000,000 shares will be subject to cancellation; and

UHF LOGISTICS GROUP, INC.
(FORMERLY REGAL GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010
(UNAUDITED)



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

The allocation of the purchase price of UHF to the fair value of the assets and liabilities acquired is as follows:

 Purchase price
 Fair value of shares issued  $   2,070,000
                             ----------------

 Assets                              42,351
 Liabilities                        (73,725)
                             ----------------
 Net liabilities acquired           (31,374)
                             ----------------

 Intellectual property rights $   2,101,374
                             ----------------

Intellectual property rights have useful lives of three years and $214,935 has been recorded in amortization expense for the period from August 10, 2010 to November 30, 2010.

3.    COMMON STOCK


During the nine months ended November 30, 2010, the Company issued 12,000,000 shares to UHF to acquire all the issued and outstanding shares of UHF and its wholly owned subsidiary RPD (Note 2).

During the nine months ended November 30, 2010, the Company extended the life of 4,333,335 warrants for two years. The incremental fair value resulting from this extension was $789,850 and was recorded as a financing charge and additional paid-in capital. The following assumptions were used for the Black-Scholes valuation: dividend yield - 0; Expected stock price volatility - 163%; risk-free interest rate - 0.76%; Expected life of warrants - 2 year. As at November 30, 2010, there were 4,333,335 warrants outstanding with an exercised price of $1 per share and an expiry date of May 28, 2012.

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

IN GENERAL

We were formed in the State of Nevada on July 1, 2005 as "Regal Rock, Inc". On December 3, 2007, we changed our name to "Regal Life Concepts, Inc.," and on March 31, 2010, we changed our name to "Regal Group Inc.". Subsequent to the quarter, we changed our name to "UHF Logistics Group, Inc.", effective January 6, 2011. Until August 10, 2010, our Company's principal office was located in Phoenix, Arizona and we were a public "shell" company in the exploration stage since formation and had not realized any revenues from our initial planned operations.

We subsequently became engaged in the business of acquiring private companies based and operating in China and providing these companies with support, including administrative, legal, accounting and marketing assistance. We also plan to provide these companies with an infusion of capital to further their business plan. We believe that equity investments in China present one of the most attractive global investment opportunities available in the coming four to seven years. The local Chinese equity markets are highly concentrated, serving only a small fraction of the local corporate market. This fact, taken together with current international economic uncertainty, presents a unique opportunity to acquire small, growing and profitable Chinese companies at historically realistic valuations.

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

Since August 10, 2010, we are now based in the city of Shenzhen, China and through RPD, our Chinese operating subsidiary, we are now focused on the business of developing proprietary and integrating off-the-shelf RFID solutions to service contracts acquired by RPD and its related company, Shenzhen DDCT Communication Technology Co ("DDCT"), for clients requiring solutions for supply chain management, parkade management, cigarette industry logistics, the pig breeding industry, and anti-theft and secured access applications in China. Although we are now focused on and commenced the execution of our business plan for the RFID sector and have achieved some initial revenues during the current financial quarter, we are still considered a development stage company as achieved revenues are still small and the Company is still in its earlier execution stage of its business plan for the sector in China.

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

During the quarter, RPD received a purchase order for RMB1.03 million (approximately US$155,600) for primarily UHF RFID tags and three other purchase orders amounting to RMB515,200 (approximately US$77,831) , which purchase orders primarily related to a tender put out by Henan Electric Power Company for its subsidiary, Henan Electric Power Measurement Center (HEPMC) for a smart 3D logistics warehouse project. HEPMC is China's first provincial measurement center adopting a "province-centered" model for consolidated smart power measurement. The Center intends to employ state-of-the-art intelligent automated energy meter testing systems and automated three-dimensional logistics warehousing systems to integrate company resources, standardize energy measurement and data transfer, centralize electrical meter inspection and calibration to allow for annual inspection capacity of over 1.5 million units of single phase meters and 100,000 units of three-phase energy meters in the Henan Province, and unify storage and distribution of power meter inventory. The smart RFID-enabled meter application, underlying the imbedded RFID tag in each individual power meter, is one of the first automation process undertaken in the power industry in China to optimize the bulk procurement and inspection process, achieve better inventory control, enhance the meter reading process and perfect the authentication of individual meters installed at each household.

We intend to retain one full-time project coordinator in the next six months to handle all business matters and communication with our subsidiary companies respecting business development, marketing and promotion aspects of UHF and related Chinese projects. We also intend to provide working capital funding to our operating subsidiaries in China to increase marketing efforts in China as well as provide them with a stronger registered capital base in order to directly tender for larger government contracts as well as fund initial inventory requirements for contracts awarded. Other than as disclosed herein, we have no plans to significantly change our number of employees for the next 12 months.

We therefore expect to incur the following costs in the next 12 months in connection with our business operations:

Marketing costs:                               $  75,000
General administrative costs:                  $ 100,000
Working Capital                                $ 500,000

Total:                                         $ 675,000

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING NOVEMBER 30, 2010

We earned $214,239 in revenues for the three months ended November 30, 2010 resulting from the Company's receipt of various purchase orders relating to the construction of a 3D warehouse management system for the Henan Power Industry. During the same period, we incurred operating expenses of $249,607 consisting of professional fees of $27,700, travel and promotional expenses of $14,973, office charges of $31,297, bank charges of $78, filing and transfer agent fees of $115 and amortization charges of $175,444.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDING NOVEMBER 30, 2010

We earned $219,749 in revenues for the nine months ended November 30, 2010. During the same period, we incurred operating expenses of $3,781,785 consisting of professional fees of $133,509, travel and promotional expenses of $49,347, management fees of $11,500, office charges of $58,090, bank charges of $261, filing and transfer agent fees of $255, amortization charges of $215,973 and financing charge of $789,850 due to the extension of common shares warrant and stock based compensation expense of $2,523,000 due to the sale of 14,500,000 shares by the company's shares to the new management of RPD.

At November 30, 2010, we had assets of $2,075,198, consisting of $17,428 in cash, accounts receivable of $126,556, other receivables of $14,604, inventory of $13,699, equipment recorded at $16,472 and intellectual property rights of $1,886,439. We have accrued liabilities of $220,200 as of November 30, 2010.

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

ITEM 4T.  CONTROLS AND PROCEDURES


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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes to the internal controls during the quarter ended November 30, 2010 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.


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


ITEM 6.   EXHIBITS

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

January 19, 2011

UHF Logistics Group, Inc.


/s/ Parrish Medley
-----------------------------------------
Parrish Medley, President, CEO & Director